Form 10-Q
period 1996-03-31
PHARMACEUTICAL MARKETING SERVICES INC
filed 1996-05-15
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


                         Commission file number 01-9723

                     PHARMACEUTICAL MARKETING SERVICES INC.
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                                 51-0335521
         (State or Other Jurisdiction                 (I.R.S. Employer
          of Incorporation or Organization)            Identification Number)


                   2394 East Camelback Road, Phoenix, AZ 85016
                   -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


        Registrant's Telephone Number, Including Area Code (602) 381-9800


           ----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                              ---    ---

As of April 30, 1996, there were outstanding 13,166,925 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations
         (unaudited) for the Three and Nine Months
         Ended March 31, 1996 and 1995.........................    2

         Consolidated Balance Sheets as of
         March 31, 1996 (unaudited) and
         June 30, 1995.........................................    3

         Consolidated Statements of Cash Flows
         (unaudited) for the Nine Months Ended
         March 31, 1996 and 1995...............................    4

         Notes to Consolidated Financial Statements............    5


Item 2.  Management's Discussion and Analysis
         of Results of Operations and
         Financial Condition...................................    7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security-Holders......................................   11

Item 6.  Exhibits and Reports on Form 8-K......................   11

         Signatures............................................   12

         Index to Exhibits.....................................   13

PART I.                            FINANCIAL INFORMATION
ITEM 1.                            FINANCIAL STATEMENTS

                  PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                  -------------------------------------------------------
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                      ------------------      -----------------
                                     MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,
                                     ---------   ---------   ---------   ---------
                                       1996        1995        1996        1995
                                       ----        ----        ----        ----
Revenue                              $ 23,126    $ 22,094    $ 68,125    $ 64,221

Production costs                      (13,651)    (12,303)    (38,005)    (36,946)

Selling, general and administrative
     expenses                          (8,490)     (6,204)    (25,620)    (20,574)

Amortization of intangible assets        (524)       (452)     (1,558)     (1,340)

Impairment of long-lived assets        (2,368)          0      (2,368)          0

Restructuring charge                   (2,314)          0      (2,314)          0
                                     --------    --------    --------    --------

Operating income (loss)                (4,221)      3,135      (1,740)      5,361

Interest expense                         (610)       (625)     (2,047)     (2,171)

Interest income                           435         788       1,859       2,205
                                     --------    --------    --------    --------
Income (loss) from continuing
operations before income taxes         (4,396)      3,298      (1,928)      5,395

Income tax (provision)                   (276)     (1,175)       (276)     (1,856)

Minority interest                          12          15          41          14
                                     --------    --------    --------    --------
Income (loss) from continuing
  operations                           (4,660)      2,138      (2,163)      3,553

Discontinued operations:

  Income (loss) from discontinued
  non-database operations, net of
  income tax (provision) benefit of
  $(503), $(384), $(917) and $134,
  respectively                         (1,452)        126      (3,205)       (810)

  Loss on disposal of non-database
  operations,including $2,031 of
  operating income during phase out
  period, net of income taxes of
  $1,236                               (5,710)          0      (5,710)          0
                                     --------    --------    --------    --------
Net income (loss)                    $(11,822)   $  2,264    $(11,078)   $  2,743
                                     ========    ========    ========    ========
Earnings (loss) per common share:
  Income (loss) from continuing
   operations                        $  (0.35)   $   0.16    $  (0.17)   $   0.27
  Income (loss) from discontinued
   operations                           (0.11)       0.01       (0.24)      (0.06)
  Loss on disposal of discontinued
   operations                           (0.43)       0.00       (0.44)       0.00
                                     --------    --------    --------    --------
  Net income (loss) per share        $  (0.89)   $   0.17    $  (0.85)   $   0.21
                                     ========    ========    ========    ========
Common stock and common stock
     equivalents (for 1995 periods)    13,146      13,145      13,110      13,129

    The accompanying notes are an integral part of these financial statements

           PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                        MARCH 31, 1996    JUNE 30, 1995
                                                        --------------    -------------
                                                        (Unaudited)
                                    ASSETS
Current assets

    Cash and cash equivalents                            $  20,193         $  38,510
    Marketable securities                                   28,178            25,918
    Accounts receivable, principally trade
      (less allowance for doubtful accounts of
      $215 and $410, respectively)                          23,814            39,329
    Work in process                                          3,023             4,400
    Prepaid expenses and other current assets                8,310             8,255
    Net current assets of discontinued operations            5,904              --
                                                         ---------         ---------
       Total current assets                                 89,422           116,412

Marketable securities                                        1,008             3,028
Property and equipment, net                                  9,282            14,519
Goodwill, net                                               27,452            59,368
Other assets, net                                            7,098             8,481
Net non-current assets of discontinued operations           35,068              --
                                                         ---------         ---------
       Total assets                                      $ 169,330         $ 201,808
                                                         =========         =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Current maturities of long-term debt                $     264         $     640
     Accounts payable                                        3,542            11,976
     Accrued liabilities                                    10,123            19,574
     Unearned income                                        12,520            11,321
                                                         ---------         ---------
       Total current liabilities                            26,449            43,511

Long-term debt                                              69,171            70,399
Other liabilities                                              486               698
Minority interest                                              479               503
                                                         ---------         ---------
       Total liabilities                                    96,585           115,111

Stockholders' equity

     Common stock, $0.01 par value, 25,000,000
        shares authorized and 13,166,925 and 13,085,275
        shares issued and outstanding, respectively            132               131
     Paid-in capital                                        86,921            86,176
     Accumulated deficit                                   (16,230)           (5,152)
     Cumulative translation adjustment                       1,923             5,544
     Unrealized loss on investments, net of
     income tax benefit of $1 and $2 respectively               (1)               (2)
                                                         ---------         ---------
         Total stockholders' equity                         72,745            86,697
                                                         ---------         ---------
         Total liabilities and stockholders' equity      $ 169,330         $ 201,808
                                                         =========         =========


    The accompanying notes are an integral part of these financial statements

           PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                                MARCH 31,        MARCH 31,
                                                                ---------        ---------
                                                                  1996             1995
                                                                --------         --------
Net cash flows (used in) provided by operating activities       $ (3,325)        $  9,736
                                                                --------         --------
Cash flows (used in) provided by investing activities:
      Acquisition payments, net of cash acquired                    (142)         (11,364)
      Deferred consideration                                        (465)            --
      Capital expenditures                                        (3,484)          (6,543)
      Proceeds from the sale of property and equipment               162               66
      Loan to related party                                         --             (1,200)
      Purchase of marketable securities                             (240)          (2,008)
                                                                --------         --------
Net cash used in investing activities                             (4,169)         (21,049)
                                                                --------         --------
Cash flows provided by (used in) financing activities:
      Net proceeds from options exercised                            746              148
      Repayment of capital leases                                   (172)            (317)
      Proceeds from long-term debt                                  --                567
      Repayment of long-term debt and other                         (304)            (484)
                                                                --------         --------
Net cash provided by (used in) financing activities                  270              (86)
                                                                --------         --------
Effect of exchange rate movements                                 (2,231)           1,561
Effect of discontinued operations                                  1,808           (4,753)
                                                                --------         --------
Net decrease in cash and cash equivalents                         (7,647)         (14,591)
Cash and cash equivalents at beginning of period (1)              27,840           52,000
                                                                --------         --------
Cash and cash equivalents at end of period                      $ 20,193         $ 37,409
                                                                ========         ========
Supplemental disclosure of non-cash investing and
financing activities:
      Capital leases                                                --           $    390
      Fair value of assets acquired                             $    141         $  6,781
      Cash consideration paid                                        141            5,794
                                                                --------         --------
      Liabilities assumed                                       $   --           $    987
                                                                ========         ========

(1)  After reclassification of cash held by discontinued operations.

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       INTERIM UNAUDITED FINANCIAL INFORMATION

                  The accompanying statements of operations for the three and nine months ended March 31, 1996 and 1995, the statements of cash flows for the nine months ended March 31, 1996 and 1995, the balance sheet as of March 31, 1996 and the related information of Pharmaceutical Marketing Services Inc. (the "Company" or "PMSI") included in these notes to the financial statements are unaudited. These financial statements have been restated for discontinued operations. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for restructuring charges, impairment of long-lived asset charges and discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of continuing operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

                  The June 30, 1995 balance sheet was derived from the Company's June 30, 1995 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

                  These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended June 30, 1995.

                  At March 31, 1996, Walsh International Inc. ("Walsh") owned 9.2% of the Company's common stock.

2.       EARNINGS (LOSS) PER SHARE

                  For the three and nine months ended March 31, 1995, the primary earnings per share were computed based upon the weighted average number of common shares outstanding and the assumed exercise of stock options. For the fiscal 1996 periods presented, the presumed exercise of stock options as common stock equivalents was not assumed, as their inclusion would be anti-dilutive.

3.       INCOME TAXES

                  The effective continuing operations income tax rates for the quarters ended March 31, 1996 and 1995 were 106% and 36%, respectively. For the nine months ended March 31, 1996 and 1995, the effective income tax rates were 114% and 34%, respectively. The 1996 fiscal year effective income tax rate is based on the Company's projected mix of country profits which includes actual results for the nine months ended March 31, 1996.

4.       LONG-LIVED ASSETS AND GOODWILL

                  During the third quarter, the Company adopted the provisions of Statement of Financial Accounting Standard no. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). The initial application of this statement resulted in a pre-tax charge of $2,368 principally related to the write-off of goodwill and capitalized database costs for one of the businesses being exited. The decision to exit of this business was made by management during the third quarter of 1996. At the adoption of FAS 121, the Company had no other long-lived assets which were being exited.

                  The Company assesses the recovery of its goodwill on a subsidiary-by-subsidiary basis by determining whether amortization of goodwill can be recovered through expected net future cash flows (undiscounted and without interest charges). Impairment is measured based on the present value of estimated expected future net cash flows using a discount rate reflecting the Company's cost of funds.

5.       RESTRUCTURING

                  The Company recorded $2.3 million in restructuring costs to eliminate non-core product lines. The future cash payments associated with the restructuring charge are $1.5 million and will be incurred principally in fiscal 1997.

6.       DISCONTINUED OPERATIONS

                  In the third quarter of fiscal 1996, the Company made the determination that substantially all of its non-database marketing and communications businesses would be sold and, therefore, has accounted for these as discontinued operations. The sales are expected to be completed within the next twelve months. Net assets of $41.0 million related to the discontinued operations have been segregated in the March 31, 1996 balance sheet. This amount consists of assets and liabilities of the businesses to be disposed, less the estimated losses of $5.7 million.

                  Revenues for the three and nine months ended March 31, 1996 and 1995 were $10.6 million, $31.8 million, $10.8 million and $27.2 million, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES


                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


         The operating results for the third quarter of fiscal 1996 reflect the Company's decision to focus on being an information provider to the pharmaceutical and healthcare industries. As a result, the Company will be divesting principally all of its non-database business segment which consists of its European communication and marketing services group. The divestiture has been accounted for as discontinued operations. The Company will also sell its international publishing business which is included in continuing operations, and the Company does not expect to incur a loss upon this sale. The Company recorded charges to its continuing information based operations reflecting changes necessary to complete the transition to becoming an information provider. These changes related primarily to the exit from two database service product lines and resulted in restructuring and impairment of long-lived assets charges.

         Revenue from continuing operations for the Company's third quarter of fiscal 1996 increased to $23.1 million from $22.1 million for the corresponding quarter of 1995, representing an increase of 5%. The increase in revenue relates primarily to new Scriptrac clients obtained in Japan and Europe and market research services from the Company's Scott- Levin subsidiary. Lower revenues were recorded in the U.S. direct marketing business where a large unprofitable project was cancelled and in the United Kingdom market research business. Currency exchange rate movements had minimal effect.

         Production costs from continuing operations in the third quarter increased to $13.7 million (59% of revenue) from $12.3 million (56% of revenue) in the comparable quarter of fiscal 1995. The 11% increase in costs was attributable to production costs associated with the revenue growth and acquisitions which were included in fiscal 1996 results but not in the prior period.

         Selling, general and administrative costs from continuing operations increased to $8.5 million (37% of revenue) in the third quarter compared to $6.2 million (28% of revenue) in the comparable quarter of 1995. The 37% increase is due to new product development costs for which no revenue was generated, costs associated with the Company's strategic business review, acquisitions which were included in fiscal 1996 results but not the prior period and costs associated with the revenue growth.

         The $2.3 million restructuring charge relates primarily from the exit of two database service product lines which had not performed up to expectation, had negatively impacted year-to-date earnings and which management believes would not deliver an adequate return on investment in the future. The future cash payments associated with the restructuring charge are $1.5 million and will be incurred principally in fiscal 1997.

         The Company recorded a charge for impairment of long-lived assets. The majority of the charge relates to the write-down of goodwill and capitalized database costs for one of the businesses being exited. There will be no cash impact from the impairment charges.

         Net interest expense from continuing operations for the quarter ended March 31, 1996 was $0.2 million, an increase of $0.3 million from net interest income of $0.1 million for the same quarter in fiscal 1995. The increase in net interest expense was due to lower levels of funds available for investment and the fiscal 1995 benefit from interest capitalization related to construction of the Netherlands office building.

         The Company incurred income tax expense of $0.3 million for the three months ended March 31, 1996 on pre-tax loss of $4.4 million. The tax expense is due to losses that were incurred in 1996 in certain jurisdictions for which a full valuation allowance has been provided and the effects of non-deductible goodwill amortization. The 1995 effective tax rate was 36% on pre-tax operating income of $3.3 million.


                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995


         Revenue from continuing operations for the nine months ended March 31, 1996 increased to $68.1 million from $64.2 million for the comparable period in fiscal 1995, representing an increase of 6%. The revenue increase was due to new Scriptrac clients obtained in Japan and Europe, growth of Scott-Levin marketing research and consulting services, introduction of the OTC Physician product in the U.S. and acquisitions which had no comparable revenue in fiscal 1995. Lower revenues were achieved in the U.S. direct marketing business where a large unprofitable project was cancelled and in the United Kingdom market research business. Currency exchange rate movements had minimal impact versus the prior year.

         Production costs from continuing operations for the first nine months of fiscal 1996 were $38.0 million (56% of revenue) compared with $36.9 million (58% of revenue) in the comparable 1995 period. The 3% increase in cost was due to production costs of acquisitions included in fiscal 1996 results but not in the prior period offset by lower costs due to lower revenues in U.S. direct marketing and U.K. market research.

         Selling, general and administrative costs from continuing operations increased to $25.6 million (38% of revenue) for the nine months ended March 31, 1996 from $20.6 million (32% of revenue) for the same period in 1995. The 25% increase was due to acquisitions which were included in fiscal 1996 results but not the comparable 1995 period, new product development costs for which no revenue was generated, costs associated with the Company's strategic business review and additional sales personnel in the U.S. and Europe.

         Net interest expense from continuing operations for the nine months ended March 31, 1996 was $0.2 million, an increase of $0.3 million from the comparable period in fiscal 1995. The increase in net interest expense was due to lower levels of funds available for investment in 1996 and the benefit from interest capitalization related to construction of the Netherlands office building in 1995.

         The Company incurred income tax expense of $0.3 million for the nine months ended March 31, 1996 on pre-tax loss of $1.9 million. The tax expense is due to losses that were incurred in 1996 in certain jurisdictions for which a full valuation allowance has been provided and the effects of non-deductible goodwill amortization. The 1995 effective tax rate was 35% on pre-tax operating income of $5.4 million.

                         LIQUIDITY AND CAPITAL RESOURCES


         At March 31, 1996, the Company's continuing cash, cash equivalents and short-term marketable securities totaled $48.4 million, a decrease of $5.4 million from the $53.8 million (after reclassification of cash held by discontinued operations) balance at June 30, 1995. The decrease is primarily due to capital expenditures, working capital and currency related effects. The current ratio from continuing operations at March 31, 1996 decreased to 3.4:1 from 3.6:1 at June 30, 1995 (net of discontinued effects).

         The Company anticipates, in fiscal year 1996 and in subsequent years, its capital expenditures and working capital requirements will be funded from existing cash, cash equivalents and marketable securities, internally generated funds, and funds from the divestiture of its non-database business segment and its European publishing unit. The timing and magnitude of future acquisitions will be the single most important factor in determining the Company's long-term capital needs.

PART II.                        OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibits

         11          Computation of Earnings per Share.

         27          Financial Data Schedule.

         (b)         Reports on Form 8-K
                     None.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1996           Pharmaceutical Marketing Services Inc.
                             --------------------------------------



                                    By/s/Lyle R. Scritsmier
                                      --------------------------
                                         Lyle R. Scritsmier
                                         Chief Financial Officer

                                    On behalf of the registrant and as principal financial officer.

                              INDEX TO EXHIBITS

Exhibit               Description
- -------               -----------
11      Computation of Earnings (Loss) per Share

27      Financial Data Schedule