Form 10-K405
period 1996-06-30
PHARMACEUTICAL MARKETING SERVICES INC
filed 1996-09-27
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the period from July 1, 1995 to June 30, 1996

                         Commission File Number: 01-9723


                     PHARMACEUTICAL MARKETING SERVICES INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                              51-0335521
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)


                 2394 East Camelback Road, Phoenix, Arizona 85016
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code:(602) 381 9800

           Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
                     Title of each class on which registered
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Common Stock of the registrant held by non-affiliates as of September 20, 1996 was approximately $95 million.

      As of September 20, 1996 there were 13,169,275 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's definitive proxy statement for its meeting of stockholders in connection with its fiscal year ended June 30, 1996, which is to be filed pursuant to Regulation 14A not later than October 30, 1996 is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

      Pharmaceutical Marketing Services Inc., a Delaware corporation (the "Company" or "PMSI"), provides a range of information services to pharmaceutical and healthcare companies in the United States, Europe and Japan to enable them to optimize their sales and marketing performance in a value driven environment. Most of the Company's information services are generated from its own proprietary databases containing unique prescription, managed care, healthcare market and medical prescriber data.

      In the third quarter, the Company decided that, following the conclusion of a strategic assessment, it would develop its business as a focused information services provider to the pharmaceutical and healthcare industries, and that its communication businesses ("non-database segment") would be divested. The operations being divested are shown in this annual report and the Company's financial statements as "discontinued operations". PMSI also announced its intention to sell its international medical publishing business in the Netherlands, and the disposal of two database businesses that did not meet performance expectations.

      PMSI's principal executive offices are located at 2394 East Camelback Road, Phoenix, Arizona 85016, and its telephone number is (602) 381-9800.

DATABASES AND SERVICES

      PMSI provides a range of services that are either database services or enhanced by the Company's proprietary databases. The services are comprised of targeting information services, prescription database services with Source Informatics Inc. ("Source"), and added value services, including marketing research and consulting services, software and direct marketing services.

Proprietary Databases

      A variety of proprietary databases provide the foundation of most of PMSI's business. The Company's prescriber profile databases (the "Prescriber Profile Databases") contain extensive information on individual prescribers, including attitudes and prescribing behavior, collected from physicians through self-administered surveys in seven countries. In addition, the Company jointly exploits, through a long-term agreement, a database of prescription data (the "Source Database") created and maintained by Source. This database contained information relating to nearly 3 billion prescriptions dispensed by retail and mail order pharmacies in the United States over the 24-month period ended June 30, 1996. Over 90% of the prescriptions in the Source Database are matched to about 900,000 physicians and other prescribers writing them. Data for the Source Database is collected from retail and mail order pharmacies in the United States. PMSI has also agreed, in principle, subject to final approval by the Board of Directors of both companies, to participate in the commercialization of similar databases being developed by Source in Europe. The Company also maintains various other comprehensive databases including: healthcare legislation and key influencers in the United States and the United Kingdom; a managed care database, which details cost containment measures imposed by United States managed care organizations ("MCOs") that influence or restrict physicians' prescribing activities, and which also covers formularies, administrators and the physicians affiliated with the MCOs; and databases of pharmaceutical product prices and reimbursement in the United Kingdom.

        The Company does not hold any identifiable individual patient data, except with the patients' prior permission for follow-up research or disease management purposes.

Targeting Information Services

      Through the use of PMSI's targeting information services, a pharmaceutical company is able to target its promotional programs to the optimal audience of prescribers and other healthcare professionals who influence or, in some cases, control prescribing decisions. The Company's targeting services include the SCRIPTRAC service, which is generated from the Prescriber Profile Databases and often delivered in a PC-software package. It enables pharmaceutical companies in seven countries to identify prescribers who, because of therapeutic specialty, practice demographics, or other factors, are the most likely to prescribe a pharmaceutical company's product. The Company also licenses SCRIPTRAC to third parties in countries where it does not intend to establish operations.

      PMSI provides a range of services derived from its managed care database including the INTEGRATED MANAGED CARE PROFILES service, which enables pharmaceutical companies to identify, target and prioritize those MCOs that are most relevant to their own specific pharmaceutical products. Additionally, the Company has developed information services that identify the influences of federal and state governments and national healthcare systems. Examples of these services include STATELINE, a PC-based database product which provides pharmaceutical companies with detailed information on the health policies of each of the 50 states and the District of Columbia and on the government officials involved in shaping those policies; and HIS, also a PC-based database product which identifies the influencers, buyers, decision makers and administrators in the United Kingdom's National Health Service.

      The Company also provides a targeting information service to over-the-counter ("OTC") pharmaceutical companies, the OTC PHYSICIAN DATABASE SERVICE, which provides managers of OTC products with the ability to target medical practitioners with a high potential for OTC sales through product recommendation to patients. In addition, PMSI provides HEALTHCARE DIRECTORIES of key administrators and managers within the U.K. healthcare environment; forecasting and resource allocation software systems designed to help client companies in efficient commercialization of their products; and DIRECT MARKETING in the United States, where the Company holds one of the eleven franchises currently in effect with the American Medical Association (the "AMA") permitting PMSI access to the AMA's physician list.

Prescription Database Services with Source

      In the United States, PMSI, through an operating venture with Source, offers a range of services generated from the Source Database, including the SOURCE PRESCRIPTION DATABASE SERVICE, a comprehensive data service providing the client with access to the database itself; SOURCE PRESCRIBER, which is an enhanced targeting service providing physician specific prescribing information; SOURCE PAYER PRESCRIBER, which provides in-depth information on the links between physicians and their MCO affiliations; and SOURCE LAUNCHTRAC, which is used by a pharmaceutical company during and after a new product launch to identify those physicians who have prescribed the product. The Company has agreed, in principle, subject to final approval by the Board of Directors of both companies, to establish a similar venture with Source in Europe.

Added Value Services

      The Company provides pharmaceutical companies internationally and in the United States, the United Kingdom, Belgium and the Netherlands with a range of added value and research services that are used (i) to study specific issues and trends in the marketplace and the broader healthcare industry, (ii) to evaluate the effectiveness of marketing programs and (iii) to analyze in depth particular components of a product marketing program at any stage of its implementation, and (iv) for consultancy on optimizing company strategy, marketing programs and product commercialization through its established consulting teams in the United States and Europe.

      PMSI's marketing research audits are generated from databases containing information collected by questionnaire, diary or personal interview, dispensed prescriptions and secondary research. The results of the audits are delivered in hard copy or through PC-based data delivery systems. Examples of the audits are the SOURCE PRESCRIPTION AUDIT, which analyzes pharmaceutical product consumption; PHYSICIAN DRUG AND DIAGNOSIS AUDIT, which analyzes the pharmaceuticals prescribed by physicians relative to the associated diagnosis; the PERSONAL SELLING AUDIT ("PSA"), which analyzes the effectiveness of the client company's sales activities compared with those of its competitors; and the HOSPITAL PERSONAL SELLING AUDIT, which complements the PSA by monitoring and analyzing sales activity in the hospital environment.

      The Company's research services include the MEDICAL ADVERTISING RECALL SERVICE, which assesses the effectiveness of advertisements in conveying a specific marketing message; STRATEGIC STUDIES, which report on key pharmaceutical industry topics, such as pharmaceutical company image and sales force structure and strategies; MEDICAL RESEARCH OMNIBUS, which is a monthly omnibus survey of physicians based on personal interviews; and HEALTH RESEARCH INNOVATIONS, a joint-venture with Collaborative Clinical Research, Inc., which produces health economics and disease management research services to the U.S. pharmaceutical and managed care industries; In addition, PMSI has a CONSUMER RESEARCH capability to respond to the growing importance of consumer choice in the healthcare process to assist pharmaceutical companies in determining appropriate marketing strategies.

      PMSI also develops and supplies other innovative services to healthcare suppliers and providers, including the MEDIPHASE pharmacy dispensary management software and drug reimbursement database service.

MARKETING AND SALES

      PMSI employs marketing, sales and client service professionals in each country in which it operates. Many members of the Company's sales and marketing staff have substantial pharmaceutical industry experience.

      Sales to the healthcare industry accounted for substantially all of the Company's revenue in fiscal 1996. Virtually every major pharmaceutical company is a customer of the Company. For the year ended June 30, 1996, PMSI's ten largest customers were responsible for 39% of its revenue, with no one customer accounting for more than 10%. Although the Company's business is dependent upon its relationships within the healthcare and pharmaceutical industries and the prospects of those industries, the Company's business would not be materially adversely affected by the loss of any single customer.

ACQUISITION STRATEGY

      PMSI has been built through a series of strategic acquisitions that have positioned the Company to provide focused information services to the pharmaceutical and healthcare industries in major world markets. The Company intends to use its existing resources, together with the proceeds from its divestment program, to continue to acquire or enter into joint ventures with businesses that complement the range of services the Company offers in each of its markets. Possible candidates include marketing research companies, companies with pharmaceutical, medical, outcomes or healthcare economic databases, businesses with demonstrated ability to develop PC-based software that will add value to PMSI data and other associated companies that would benefit from the Company's capability in key world markets.

      The Company, from time to time, evaluates possible acquisitions and frequently has discussions with acquisition prospects.

Commitments from Acquisitions Prior to Fiscal 1996

      Effective July 1, 1994, the Company acquired 80% of the common stock of Mediphase Limited ("Mediphase"), a specialist software and information company in the United Kingdom that has developed and markets retail pharmacy dispensary management software. The Company has the right to acquire the remaining 20% of the common stock between July 1997 and July 1999, based upon the number of Mediphase systems installed at certain dates. The Company also has commitments to contingent payments for CMA Medical Data Limited and Marketing Resources International Limited based on operating profit generated by the respective businesses in future years.

Acquisitions During Fiscal 1996

      The Company made no significant acquisitions in fiscal 1996; however, the Company sold its option to purchase two market research and physician targeting businesses owned by Walsh International Inc. ("Walsh") and operated in markets where the Company has no other activities. It also divested two database businesses which did not meet performance expectations. The consideration, in aggregate, was not material.

LONG-TERM AGREEMENTS

      In 1991, PMSI entered into two long-term licensing agreements with Walsh, one of which was assigned in 1996 to Source, the prescription database business which was spun-off from Walsh in April 1996.

      ALPHA DATABASE LICENSE. Source Informatics America Ltd., a subsidiary of Source, has granted the Company an exclusive license in the United States to use the Alpha (Source) Database to provide targeting information with respect to the prescribing behavior of individual prescribers. Due to the movement by clients towards comprehensive database contracts in the United States, both parties agreed, as of July 1994, to accelerate the transition, as provided for in the license agreement, to allocate payments based on the Alpha Database costs for data updating and maintenance according to the relative historical revenues generated by Source and PMSI in using the database. Revenues from the comprehensive database contracts are also allocated to both parties based principally upon historical percentages of revenue derived from the Alpha Database. License renewal terms provide the Company with the exclusive option to maintain the license through 2011. Thereafter, the agreement will be renewed for successive five-year terms unless terminated by either party. Source has agreed that, for so long as the Alpha Database license agreement is in effect, it will not engage in the business of providing physician targeting services.

      The Company's ability to produce its SOURCE product line in the United States is dependent upon its partner in the operating venture, Source. Source was formed in April 1996 through a spin-off of Walsh's prescription database business, immediately prior to the initial public offering of Walsh. Source remains a privately held company with limited resources and, due to its investment in database development in Europe, currently is not profitable. PMSI has agreed, in principle, subject to final approval by the Board of Directors of both companies, with Source to participate in the commercialization of the databases being developed by Source in Europe. If Source were not able to fund its part of the operating venture in the United States, PMSI has the right to an escrowed copy of the Alpha Database and Source's extrapolation methodology. The economic feasibility of the Company maintaining the Alpha Database on its own would be dependent upon its ability to maintain the operating venture's current revenue or generate substantial additional revenue from services derived from the Alpha Database.

      PHYSICIAN DATABASE LICENSE. In the United Kingdom, France, Germany, Spain, the Netherlands and Belgium, Walsh has licensed to PMSI its Physician Database. The Company may use such lists only for internal purposes and in connection with the development and delivery of its SCRIPTRAC database. The initial term of the license runs through 2001, and the license is renewable for two further five-year periods, if not terminated by the Company six months prior to the renewal date. Thereafter, the agreement is renewable for five-year terms unless terminated by either party. The Company pays Walsh an annual royalty fee for each physician supplied in the database.

ANNUAL AGREEMENTS

      The Company has entered into the following agreements with Walsh, or since April 1996, Source, pursuant to which Source or Walsh provides certain management, marketing and sales, personnel benefits and data processing services, and subleases facilities, to the Company.

      MANAGEMENT AND EXECUTIVE SERVICES AGREEMENT. Source provides certain management services covering executive management, accounting, legal and other services for and on behalf of the Company, principally in the United States, where comprehensive database contracts have been negotiated, and in the United Kingdom. In Germany and the Netherlands, PMSI provides specific management services to Walsh. Under the agreement, the services will be provided for various periods ranging to the end of calendar 1996 and are renewable automatically for one-year periods in the absence of notice of termination by any party. For the foreseeable future, certain management functions in the Company continue to be performed by current members of the management of Source, who continue to devote significant time to the affairs of Source. If the services of any such executives were to be unavailable to PMSI for any reason, it is likely that the cost to the Company of recruiting full-time management to replace such Source executives would exceed the management costs to be borne by PMSI under the management services agreement.

      DATA PROCESSING AGREEMENT. The Company has contracted for Walsh or Source to provide specific data processing and software support services to PMSI and its customers in the United States and certain European countries. The agreement is automatically renewed on an annual basis if not terminated by either party. The fees payable by PMSI to Walsh or Source for such services are based either on allocated costs or on competitive rates for comparable services from alternative suppliers.

      FACILITIES AGREEMENT. PMSI sublets from Source or Walsh fully furnished office space in the United States and Belgium and Walsh sublets similar facilities from the Company in the United States, the Netherlands and Germany. The initial terms of the subleases each run through calendar 1996, unless an earlier expiration date is provided in the relevant lease, and will be renewed automatically in the absence of termination by either party. Each company pays its pro rata share of the respective rental charges, based on space occupied.

      HEALTH AND BENEFITS AGREEMENT. For certain operations in the United States, Belgium and the United Kingdom, Walsh or Source provides the employees of the Company with health insurance and other benefits comparable with those it offers to its own employees. PMSI reimburses Walsh or Source for its share of the actual costs of such benefits.

BACKLOG

      As of June 30, 1996, in its continuing operations, the Company had contracts running through 2000 of $77.4 million of which $43.1 million are for contracts to be completed by June 30, 1997.

COMPETITION

       The Company's targeting information services in the United States, Japan, and most European countries are well established, although their market position may be affected in the future by competitors' efforts to create or acquire enhanced databases or to develop and market new products. The Company has competitors in physician targeting in virtually all markets, primarily from IMS, a division of the Dun and Bradstreet Corporation, which competes in service and price. Certain of the Company's marketing research audit services also compete with those of IMS and local companies.

INDUSTRY REGULATION

      The pharmaceutical industry is subject to extensive regulations in the countries in which the Company operates. A number of governments have enacted regulations limiting the prices pharmaceutical companies may charge for drugs. While the Company believes that cost containment measures that may be adopted by government agencies will cause pharmaceutical companies to seek more effective means of marketing their products (which will benefit the Company in the medium and long term), such governmental regulation has caused pharmaceutical companies to revise or reduce their marketing programs. These cost containment measures, together with pharmaceutical companies' desire to increase marketshare or improve their research pipelines, have caused both vertical and horizontal integration and several significant mergers.

      In addition to pharmaceutical industry regulation, the Company is directly subject to certain restrictions on the collection of data. There have been legislative efforts in many countries to regulate the collection, use and dissemination of certain personal information that may be deemed to be private; for instance, the enactment of data privacy legislation by some of the countries of the European Union. In the United States, certain states have enacted legislation prohibiting the use of personally identifiable prescription drug information without consent. Because the Company does not generally receive information regarding the identity of patients, the Company believes that such state legislation will have no material adverse effect on its business. There can be no assurance that future legislation or regulations will not directly or indirectly restrict the dissemination of information regarding physicians or prescriptions. Such legislation, if enacted, could have a material adverse effect on the operations of the Company.

      The Market Research Code of Conduct, a pharmaceutical industry-promulgated code of conduct to which the Company adheres, provides that the identity of the individual researched may never be disclosed to the company sponsoring such research without such individual's consent. PMSI supplies only aggregated statistics to the sponsoring company when information is generated from market research databases. As recommended by the board of directors of the Pharmaceutical Manufacturer's Association, the PMSI databases do not contain patient names, thus preserving confidentiality. Data provided at the physician level is obtained from prescribing activity by product or therapy class over a given period. Pharmaceutical companies receive information as to the projected prescribing levels of particular physicians. The Company does not hold any identifiable individual patient data, except on a temporary basis with the patients' prior permission for follow-up research and disease management purposes.

EMPLOYEES

      As of June 30, 1996, the Company's continuing operations had approximately 500 full-time employees. Of these employees, 290 are located in the United States, with the remainder located in Europe and Japan. In the Netherlands, France and Germany, PMSI has Workers Committees, which is a legal requirement in those countries. There are no collective bargaining agreements in effect with employees of the Company. The Company considers its relationships with its employees to be good.

ITEM 2.   PROPERTIES

      PMSI leases or subleases space in various locations in the United States, Europe and Japan. In those instances in which the Company is a sublessee, Walsh or Source is the sublessor, and the subleases have terms extending through calendar 1996, prior to renewal options. The Company's principal office facilities in the United States are located in Phoenix, Arizona and Newtown, Pennsylvania. The Company's usage of such facilities aggregate approximately 18,400 square feet for which the aggregate sublease rentals were $452,000 in 1996. In addition, the Company rents approximately 28,000 square feet of office facilities in Newtown, Pennsylvania, for $448,000 per annum under a lease expiring in 2000. The Company owns approximately 30,000 square feet of office and warehouse facilities in the Netherlands with a recorded cost of approximately $5.3 million.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any outstanding material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

      None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

      The Company's Common Stock has been included in the NASDAQ National Market System under the symbol PMRX since December 23, 1991.

      The reported high and low closing sales prices for the Company's Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years were:

      Calendar Year Period           High               Low
      --------------------           ----               ---
      1994
      Third Quarter                 12                 6  3/4
      Fourth Quarter                12 3/4             7  3/4

      1995
      First Quarter                 11                 7  3/4
      Second Quarter                 9 7/8             7 25/32
      Third Quarter                 12 3/4             9
      Fourth Quarter                16 1/4            10

      1996
      First Quarter                 16 1/4            12
      Second Quarter                13 1/2             9  3/8

      As of September 20, 1996, there were approximately 1,263 holders of record of the Company's Common Stock.

      The Company has never paid dividends to holders of its Common Stock. The Company intends to retain all earnings to finance the operation and growth of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      The selected financial data set forth below have been derived from the audited consolidated financial statements of PMSI for the two years ended December 31, 1991 and 1992, the six month transition period ended June 30, 1993 and the years ended June 30, 1994, 1995 and 1996. The selected financial data for years ended June 30, 1994, 1995 and 1996 should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the historical consolidated financial statements, including the notes thereto, included elsewhere in this Report.
      The results of the non-database segment are presented as discontinued operations for all periods.

                                                                     Six Months
                                                  Year Ended           Ended
                                                 December 31,         June 30,            Year Ended June 30,
                                            ---------------------     --------     ----------------------------------
                                              1991         1992         1993         1994         1995         1996
                                            --------     --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Revenue                                     $ 46,676     $ 73,007     $ 34,654     $ 76,876     $ 89,893     $ 93,027
Production costs                             (26,097)     (40,074)     (19,674)     (43,168)     (49,991)     (51,605)
Selling, general and administrative
expenses                                     (15,129)     (21,186)     (10,790)     (25,791)     (29,773)     (34,208)
Amortization of intangible assets             (5,749)      (2,430)        (811)      (1,541)      (1,889)      (2,012)
Impairment of long lived assets                   --           --           --           --           --       (2,368)
Restructuring costs                               --           --           --       (1,820)          --       (2,314)
                                            --------     --------     --------     --------     --------     --------
Operating income (loss)                         (299)       9,317        3,379        4,556        8,240          520
Interest and other income                         25          910        1,683        2,805        2,940        2,503
Interest expense                              (2,802)         (70)      (1,818)      (3,032)      (2,915)      (2,633)
                                            --------     --------     --------     --------     --------     --------
Income (loss) from continuing
operations before income taxes                (3,076)      10,157        3,244        4,329        8,265          390
Income tax provision                            (448)      (3,859)      (1,167)      (1,662)      (2,950)      (1,156)
Minority interest                                 --           --           --           --           (3)          57
                                            --------     --------     --------     --------     --------     --------
Income (loss) from continuing operations    ($ 3,524)    $  6,298     $  2,077     $  2,667     $  5,312     ($   709)

Discontinued operations:
Income (loss) from discontinued
operations, net                                  853         (170)          65        2,057         (131)      (8,915)
                                            --------     --------     --------     --------     --------     --------
Net income (loss)                           $ (2,671)    $  6,128     $  2,142     $  4,724     $  5,181     $ (9,624)
                                            ========     ========     ========     ========     ========     ========
Net income (loss) per share:
Continuing operations                       ($  0.29)    $   0.49     $   0.16     $   0.21     $   0.41     ($  0.05)
Discontinued operations, net                    0.07        (0.01)          --         0.15        (0.01)       (0.68)
                                            --------     --------     --------     --------     --------     --------
Net income (loss) per share                 ($  0.22)    $   0.48     $   0.16     $   0.36     $   0.40     ($  0.73)
                                            ========     ========     ========     ========     ========     ========
Common stock and in 1992, 1993,
1994 and 1995 common stock equivalents        12,005       12,876       13,157       13,297       13,053       13,124

BALANCE SHEET DATA:                            At December 31,                       At June 30,
- -------------------                          ------------------    --------------------------------------------
                                               1991       1992        1993        1994        1995        1996
                                               ----       ----        ----        ----        ----        ----
Working capital(1)                           $20,805    $36,972    $ 74,428    $ 74,553    $ 72,901    $ 47,627
Total assets(2)                               76,221     91,427     189,028     189,229     187,681     173,408
Long-term debt, excluding current portion         --         --      69,423      69,248      69,295      69,131
Stockholders' equity                          48,867     62,277      64,398      73,525      86,697      72,954

(1) As of June 30, 1995 and 1996, includes net current assets of discontinued operations of $15,032 and $9,276, respectively.

(2) As of June 30, 1995 and 1996, includes total assets of discontinued operations of $50,032 and $42,871, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          This discussion is based on the activities of continuing operations only.

OVERVIEW

      The Company's strategy is to take advantage of its operating leverage and grow the business by increasing the market penetration of existing products and services, by developing products and services for different national markets, and by creating new information services from data in the PMSI databases or from linking such data with data from third parties to meet the evolving information needs of the pharmaceutical and healthcare industries. Much of PMSI's business is based upon proprietary databases, computer technology and product know-how, assets that are generally difficult, time-consuming or costly for third parties to duplicate.

Revenue

    Revenue for the year ended June 30, 1996 was $93.0 million, an increase of $3.1 million (4%) over revenue for the year ended June 30, 1995. Revenue growth was achieved in the United States market research and database businesses, Japan, the Scriptrac businesses in Europe and from acquisitions completed in fiscal 1995. This was offset by a continued reduction in revenue from the United States direct marketing business due to the phasing out of low margin programs and the restructuring of the United Kingdom market research business.

    Revenue for the year ended June 30, 1995 was $89.9 million, an increase of $13.1 million (17%) over the revenue of $76.9 million for the year ended June 30, 1994. This increase was principally due to acquisitions, currency related effects and growth of the existing businesses. Growth was experienced in virtually all targeting businesses, services provided in Japan and the United States market research and strategic studies businesses. The United States direct marketing revenue decreased as low margin programs started to be phased out.

    The Company obtained significant recurring revenues from the SOURCE, SCRIPTRAC and Managed Care businesses.

Production Costs

    PMSI's production costs include the costs of data collection, outside supplies and services, internal computer costs and the costs attributable to personnel involved in the production of the Company's products and services.

    Production costs for the year ended June 30, 1996 were $51.6 million (55% of revenue), compared to $50.0 million (56% of revenue) for the year ended June 30, 1995. The increase was primarily attributable to revenue growth, the effect of acquisitions completed in late fiscal 1995, and the launch of Scriptrac in Spain.

    Production costs for the year ended June 30, 1995 were $50.0 million (56% of revenue) compared to $43.2 million (56% of revenue) for the year ended June 30, 1994. The increase was primarily attributable to businesses acquired throughout fiscal 1995 and the full year inclusion of the fiscal 1994 acquisitions, offset by the decline in the United States direct marketing costs caused by the decision to phase out the business. Currency related effects also contributed to the year on year increase.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased by $4.4 million to $34.2 million (37% of revenues) for the year ended June 30, 1996 as compared to $29.8 million (33% of revenues) for the same period in 1995. The increase was attributable to acquisitions completed in late fiscal 1995, increased focus on new product development for which no revenue was currently generated and increases in staff to support additional clients for existing services.

     Selling, general and administrative expenses increased by $4.0 million to $29.8 million for the year ended June 30, 1995 as compared to $25.8 million for the same period in 1994. The increase was primarily attributable to businesses acquired throughout fiscal 1995, increased staffing in Japan and the United Kingdom to support development projects and the full year inclusion of the fiscal 1994 acquisitions. Currency effects also contributed to the year on year increase. In the United States and Germany, employment cost savings were achieved as a result of the 1994 restructuring programs.

Amortization of Intangible Assets

    Acquired databases, software and other purchased intangibles are valued at their fair value at the date of acquisition and are amortized over periods of up to five years. Goodwill is amortized over periods between 5 and 40 years. The cost of updating and maintaining databases is expensed as incurred, as is the cost of developing software for internal use.

    In the Company's consolidated financial statements, amortization has been recorded as follows (in thousands):

                                  1994      1995      1996
                                  ----      ----      ----
                    Databases    $    7    $   46    $  126
                    Software        248       248       247
                    Goodwill      1,286     1,595     1,639
                                 ------    ------    ------
                    Total:       $1,541    $1,889    $2,012
                                 ======    ======    ======

    For the year ended June 30, 1996 compared to the same period in 1995, database, software and goodwill amortization increased due to the inclusion for the full year of acquisitions completed in 1995.

    For the year ended June 30, 1995 compared to the same period in 1994, database and software amortization increased due to the purchase of a new database in fiscal 1995. Goodwill amortization increased in fiscal 1995 due to acquisitions made during the year and the full year inclusion of Scriptrac in Belgium and the Netherlands acquired during fiscal 1994.

Impairment of Long-Lived Assets and Restructuring Costs

    Following the conclusion of a strategic assessment during the first half of fiscal 1996, the Company made the decision to develop its business as a focused information services provider to the pharmaceutical and healthcare industries. In the third quarter, the Company recorded $2.4 million write-down in the value of long lived assets, primarily goodwill and databases in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". In addition, the Company recorded $2.3 million of restructuring costs. These charges to earnings, with a $0.24 per share after tax effect, were primarily related to the disposal of two database businesses that did not meet performance expectations. At June 30, 1996, accrued liabilities and accounts payable included $0.9 million for restructuring liabilities. The majority of these liabilities will be paid or settled in fiscal 1997 and 1998.

    Following less than satisfactory performance in the second half of fiscal 1994, management commenced a review of certain of its operations. In the fourth quarter, the Company recorded $1.8 million ($1.3 million after-tax, or approximately $0.10 per share) in non-recurring restructuring costs to address problems in certain of its operations, primarily in the United States and Germany. Of the total charge, $1.4 million related to costs for the elimination of approximately 35 positions in the United States and Germany, primarily through severance programs. In addition, $0.4 million related to costs for the elimination of certain non-core product lines. Net income for the 1994 fiscal year, prior to the restructuring costs, was $6.1 million, or $0.46 per share.

Interest and Other Income/Interest Expense

    PMSI invests its excess cash with major banks, and invests in cash equivalents and marketable securities which are professionally managed.

    For the year ended June 30, 1996, the Company's net interest expense was $0.1 million as compared to the interest income of under $0.1 million for the same period in the preceding year. The increased cost was primarily attributable to a decrease in funds invested.

    For the year ended June 30, 1995 the Company recorded net interest income of nearly $0.1 million as compared to an interest expense of $0.2 million for the same period in the preceding year. The decrease in interest expense was primarily attributable to higher interest rates earned on funds invested.

Income Tax Provision

    The tax provisions of $1.7 million, $3.0 million and $1.2 million for the years ended June 30, 1994, 1995 and 1996, respectively, reflect taxes payable in respect of profitable foreign and domestic operations. At June 30, 1996, there were foreign net operating loss carryforwards of approximately $11,160,000 million available to reduce future foreign income taxes payable.

      Deferred tax assets recognized by the Company result from the anticipated carryback of future tax deductions to offset income taxes previously provided and the utilization of future tax deductions to reduce taxes payable on future taxable income.

Discontinued Operations

    The results of PMSI's non-database businesses which will be divested by the Company are shown as "discontinued operations". Management believes that the $5.7 million loss recorded in the third quarter of fiscal 1996 is sufficient to complete the divestiture program without further impact on the Company's financial results.

Currency Fluctuations

    As an international company, PMSI is affected by fluctuations in foreign currency exchange rates. Although most of the Company's services are priced in the local currency of the business unit providing the service, the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are incurred in the same currency as sales. The reported net income of foreign subsidiaries will be affected by changes in the exchange rates of foreign currencies against the United States dollar. The magnitude of the effects on the Company of future exchange rate changes will be dependent upon the relative contributions to the Company's results of its United States and non-United States operations. The foreign currency risk applicable to the Company's operations has not been hedged in the past, although the Company's operations may engage in foreign currency hedging transactions in the future.

Quarterly Results

    The production costs of the Company's pharmaceutical information services (which are expensed as incurred) have a relatively high fixed direct cost component because of the relatively constant cost of maintaining the databases from which the services are derived. Once these fixed costs are covered, a higher gross margin is achieved on incremental revenues. The Company's overall gross profit margin in any quarter and any improvement in such margin over time will therefore be highly dependent on the relative gross profit margins of the Company's various products and services that contribute to revenue in such quarter and the relative revenue growth rates for such products and services.

    Historically, quarter to quarter comparisons of the Company's results of operations have not necessarily been indicative of these trends, principally as a result of: (i) the timing of the acquisitions made to create the PMSI business; (ii) revenue reductions resulting from product changes or discontinuations in the post-acquisition period; (iii) the cost of investing in the turnaround or profit improvement of certain acquired businesses; and (iv) the investment in new products and services.

Liquidity and Capital Resources

    At June 30, 1996, the Company's cash and cash equivalents and marketable securities totaled $47.4 million and its current ratio was 2.6:1. The current ratio at June 30, 1995 was 3.4:1.

    During the year ended June 30, 1996, cash and cash equivalents and short-term marketable securities decreased due to the purchase of long-term marketable securities, the exercise of stock warrants received from a joint venture partner and capital expenditures amounting to $2.2 million, principally for computing and office equipment. The Company anticipates that capital expenditures in fiscal 1997 will be less than $3.0 million and will be funded from internally generated funds.

    During the year ended June 30, 1995 cash and cash equivalents and short-term marketable securities decreased by $15.6 million, principally due to the purchase of long-term marketable securities, acquisition payments, increases in accounts receivable and financing developing operations.

    The Company anticipates that existing cash, together with internally generated funds and the funds from the divestment program, will provide the Company with the resources that are needed to satisfy potential acquisitions and the Company's working capital requirements in fiscal 1997 and subsequent years. The timing and magnitude of future acquisitions will be the single most important factor in determining the Company's long-term capital needs.

New Accounting Standards

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation". The company will choose the "disclosure only" alternative and is in the process of evaluating the impact of the pro forma disclosures. The Company will adopt SFAS No. 123 effective fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Financial Statements and Supplementary Data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules that appear elsewhere in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Accountants .......................................    F-1

Financial Statements:

   Consolidated Balance Sheets as of June 30, 1995 and 1996  ............    F-2

   Consolidated Statements of Operations for the Years Ended
   June 30, 1994, 1995 and 1996 .........................................    F-3

   Consolidated Statements of Stockholders' Equity
   for the Years Ended June 30, 1994, 1995 and 1996 .....................    F-4

   Consolidated Statements of Cash Flows for the Years Ended
   June 30, 1994, 1995 and 1996 .........................................    F-5

   Notes to Consolidated Financial Statements ...........................    F-7

Report of Independent Accountants on Financial
Statement Schedule ......................................................    S-1

Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts for the Years
Ended June 30, 1994, 1995 and 1996.......................................    S-2

All financial statement schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Pharmaceutical Marketing Services Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Marketing Services Inc. and Subsidiaries as of June 30, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Marketing Services Inc. and Subsidiaries as of June 30, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
August 30, 1996

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

- ------------------------------------------------------------------------------

                                                    JUNE 30, 1995    JUNE 30, 1996
                                                    -------------    -------------
                                     ASSETS
Current assets
    Cash and cash equivalents                         $  27,828        $  12,669
    Marketable securities                                25,918           16,174
    Accounts receivable, principally trade
      (less allowance for doubtful accounts
      of $415 and $400, respectively)                    25,106           29,283
    Work in process                                       2,504            2,986
    Prepaid expenses and other current assets             7,202            7,398
    Net current assets of discontinued operations        15,032            9,276
                                                      ---------        ---------
      Total current assets                              103,590           77,786

Marketable securities                                     3,028           18,515
Property and equipment, net                               8,938            9,004
Goodwill, net                                            30,358           25,895
Other assets, net                                         6,767            8,613
Net assets of discontinued operations                    35,000           33,595
                                                      ---------        ---------
      Total assets                                    $ 187,681        $ 173,408
                                                      =========        =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt              $     312        $     219
    Accounts payable                                      5,755            4,411
    Accrued liabilities
     (including employee compensation and
     benefits of $2,955 and $2,347, respectively)        15,644           11,489
    Unearned income                                       8,978           14,040
                                                      ---------        ---------
      Total current liabilities                          30,689           30,159

Long-term debt                                           69,295           69,131
Other liabilities                                           497              454
Minority interest                                           503              710
                                                      ---------        ---------
      Total liabilities                                 100,984          100,454

Commitments

Stockholders' equity
    Common stock, $0.01 par value, 25,000,000
      shares authorized and 13,085,275 and
      13,169,275 shares, respectively, issued
      and outstanding                                       131              132
    Paid-in capital                                      86,176           86,923
    Accumulated deficit                                  (5,152)         (14,776)
    Cumulative translation adjustment                     5,544              722
    Unrealized loss on investments, net of
      income tax benefits of $2 and $32,
      respectively                                           (2)             (47)
                                                      ---------        ---------
        Total stockholders' equity                       86,697           72,954
                                                      ---------        ---------
        Total liabilities and stockholders' equity    $ 187,681        $ 173,408
                                                      =========        =========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except for per share data)

 ------------------------------------------------------------------------------

                                                               YEAR ENDED JUNE 30,
                                                       ----------------------------------
                                                          1994         1995         1996
                                                          ----         ----         ----
Revenue                                                $ 76,876     $ 89,893     $ 93,027
Production costs                                        (43,168)     (49,991)     (51,605)
Selling, general and administrative expenses            (25,791)     (29,773)     (34,208)
Amortization of intangible assets                        (1,541)      (1,889)      (2,012)
Impairment of long lived assets                              --           --       (2,368)
Restructuring costs                                      (1,820)          --       (2,314)
                                                       --------     --------     --------
Operating income                                          4,556        8,240          520
Interest and other income                                 2,805        2,940        2,503
Interest expense                                         (3,032)      (2,915)      (2,633)
                                                       --------     --------     --------
Income from continuing operations
    before income taxes                                   4,329        8,265          390
Income tax provision                                     (1,662)      (2,950)      (1,156)
Minority interest                                            --           (3)          57
                                                       --------     --------     --------
Income (loss) from continuing operations                  2,667        5,312         (709)
Discontinued operations:
    Income (loss) from discontinued operations, net       2,057         (131)      (8,915)
                                                       --------     --------     --------
Net income (loss)                                      $  4,724     $  5,181     $ (9,624)
                                                       ========     ========     ========
Income (loss) per share:
    Continuing operations                              $   0.21     $   0.41     $  (0.05)
    Discontinued operations, net                           0.15        (0.01)       (0.68)
                                                       --------     --------     --------
Net income (loss) per share                            $   0.36     $   0.40     $  (0.73)
                                                       ========     ========     ========
Common stock and in 1994 and 1995
    common stock equivalents                             13,297       13,053       13,124

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

 ------------------------------------------------------------------------------



                                         Common Stock                                                  Unrealized
                                      -----------------                                 Cummulative     Loss on
                                      No. of                Paid-in     Accumulated     Translation    Marketable
                                      Shares     Amount     Capital       Deficit        Adjustment    Securities
                                      ------     ------     -------     -----------     -----------    -----------
Balance June 30, 1993                 12,618      $126      $80,408      $(15,057)        $(1,079)          --

Net income                                --        --           --         4,724              --           --
Stock options exercised                   13        --          108            --              --           --
Shares issued for IMR
    acquisition                          179         2        2,532            --              --           --
Foreign currency translation              --        --           --            --           1,761           --
                                      ------      ----      -------      --------         -------         ----
Balance June 30, 1994                 12,810       128       83,048       (10,333)            682           --

Net income                                --        --           --         5,181              --           --
Stock options exercised                   17        --          340            --              --           --
Shares issued for IMR
    acquisition                          258         3        2,788            --              --           --
Adjustment to beginning balance
    for change in accounting
    principle net of income tax
    benefit of $31                        --        --           --            --              --          (48)
Change in unrealized loss net of
    income tax provision of $29           --        --           --            --              --           46
Foreign currency translation              --        --           --            --           4,862           --
                                      ------      ----      -------      --------         -------         ----
Balance June 30, 1995                 13,085       131       86,176        (5,152)          5,544           (2)

Net loss                                  --        --           --        (9,624)             --           --
Stock options exercised                   84         1          747            --              --           --
Change in unrealized loss on
    investments, net of income tax
    benefit of $30                        --        --           --            --              --          (45)
Foreign currency translation              --        --           --            --          (4,822)          --
                                      ------      ----      -------      --------         -------         ----
Balance June 30, 1996                 13,169      $132      $86,923      $(14,776)        $   722         $(47)
                                      ======      ====      =======      ========         =======         ====

    The accompanying notes are an integral part of these financial statements

           PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

- ------------------------------------------------------------------------------

                                                                 YEAR ENDED JUNE 30,
                                                        ----------------------------------
                                                          1994         1995         1996
                                                        --------     --------     --------
Cash flows provided by (used in) operating activities:
       Net income (loss)                                $  4,724     $  5,181     $ (9,624)
       (Income) loss from discontinued operations         (2,057)         131        8,915

Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                       2,378        2,989        3,354
       Loss on disposal of fixed assets                       52            6           18
       Deferred taxes                                        894         (719)        (789)
       Minority interest share of net income (loss)           --            3          (57)
       Restructuring costs                                 1,820           --        2,314
       Impairment of long lived assets                        --           --        2,368

Change in operating assets and liabilities, net of
   effect of acquisitions:
       Accounts receivable                                 2,863       (1,352)      (5,716)
       Work-in-process                                      (399)         554         (781)
       Prepaid expenses and other assets                   2,298         (262)        (822)
       Accounts payable and accrued liabilities            3,833        4,540       (6,221)
       Unearned income                                    (2,602)        (127)       5,156
       Other liabilities                                  (6,041)         933          200
                                                        --------     --------     --------
       Total adjustments                                   5,096        6,565         (976)
                                                        --------     --------     --------
Net cash provided by (used in) operating activities        7,763       11,877       (1,685)
                                                        --------     --------     --------
Cash flows provided by (used in) investing activities:
       Capital expenditures                               (2,699)      (5,279)      (2,166)
       Proceeds from sale of fixed assets                     --          503          115
       Sale (purchases) of marketable securities           1,037      (11,854)      (5,743)
       Acquisitions, net of cash acquired                   (195)     (11,270)        (624)
                                                        --------     --------     --------
Net cash used in investing activities                     (1,857)     (27,900)      (8,418)
                                                        --------     --------     --------
Cash flows provided by (used in) financing activities:
       Net proceeds from options exercised                   108          148          748
       Repayments of long-term debt and capital
       lease obligations                                     (41)         (22)        (245)
                                                        --------     --------     --------
Net cash provided by financing activities                     67          126          503
                                                        --------     --------     --------
Effect of discontinued operations                         (9,892)     (10,510)      (2,038)
Effect of exchange rate movements                            599        1,984       (3,521)
                                                        --------     --------     --------
Net decrease in cash and cash equivalents                 (3,320)     (24,423)     (15,159)
Cash and cash equivalents at beginning of year            55,571       52,251       27,828
                                                        --------     --------     --------
Cash and cash equivalents at end of year                $ 52,251     $ 27,828     $ 12,669
                                                        ========     ========     ========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

 ------------------------------------------------------------------------------

                                                            YEAR ENDED JUNE 30,
                                                     -------------------------------
                                                       1994        1995        1996
                                                     -------     --------     ------
Supplemental information:
- -------------------------
Cash paid (reclaimed) during the period for:
    Interest                                         $ 3,005     $  2,825     $2,603
    Income taxes                                     $  (660)    $  1,875     $1,381

Supplemental disclosure of non-cash investing and financing activities:

    Fair value of assets acquired                    $ 7,540     $ 12,903
    Cash consideration paid                             (195)     (11,270)
    Cash and stock consideration to be paid           (6,355)        (480)
                                                     -------     --------
    Liabilities assumed                              $   990     $  1,153
                                                     =======     ========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY. Pharmaceutical Marketing Services Inc. ("PMSI" or the "Company"), provides a range of information services to pharmaceutical and healthcare companies in the United States, Europe and Japan to enable them to optimize their sales and marketing performance in a value driven environment. The services are comprised of targeting information services, prescription database services with Source and added value services, including marketing research and consulting services, software and direct marketing services. Most of the Company's information services are generated from its own proprietary databases containing unique prescription, managed care, healthcare market and medical prescriber data.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The consolidated financial statements comprise the accounts of Pharmaceutical Marketing Services Inc. and its subsidiaries. The consolidated financial statements have been restated for discontinued operations (see Note 18). The accompanying notes present amounts related only to continuing operations. All intercompany balances and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS. The Company considers highly liquid investments with maturity dates of three months or less from the date of acquisition to be cash equivalents.

     MARKETABLE SECURITIES. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), in fiscal 1995. In accordance with FAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. Upon adoption of FAS 115, the June 30, 1995 opening balance of stockholders' equity decreased by $48,000, net of an income tax benefit of $31,000, to reflect the unrealized loss on investments available-for-sale that were previously carried at amortized cost.

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investment in equity securities. Securities available for sale are carried at fair value, as determined by the quoted market value at the balance sheet date, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At June 30, 1996, the Company had no investments that qualified as trading or held to maturity.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

     WORK IN PROCESS. Work in process consists of unbilled costs incurred on behalf of clients, principally outside vendor costs attributable to the Company's products and services.

     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. All maintenance and repairs are expensed as incurred.

     Depreciation is provided using the straight line method. Furniture, office equipment and computer equipment are depreciated over five years and automobiles over four years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the respective leases. Buildings are depreciated over their estimated useful lives ranging from twenty to thirty years.

     On disposal, costs and accumulated depreciation are removed from the balance sheet and gains (losses) are recognized in the statement of operations.

     GOODWILL. Under the purchase method of accounting, the excess of the purchase price of businesses acquired over the fair value of tangible and intangible assets at the dates of acquisition has been assigned to goodwill. The net assets and results of operations of the acquisitions have been included in the consolidated financial statements of PMSI from their respective dates of purchase. Goodwill is amortized on a straight-line basis over periods between five and forty years.

     The Company assesses the recovery of its goodwill, on a subsidiary by subsidiary basis, by determining whether amortization of goodwill can be recovered through undiscounted net income, excluding goodwill amortization, of the respective subsidiary. Impairment is measured based on projected discounted net income, excluding goodwill amortization, using a discount rate reflecting the Company's cost of funds.

     DATABASES. Acquired databases have been valued at their estimated fair values at the dates of acquisition. Databases are amortized using straight-line and accelerated methods over periods of up to five years. Costs associated with maintenance and updating of databases are expensed as incurred.

     SOFTWARE ACQUIRED. Computer software of businesses acquired is recorded at its fair value at the date of acquisition. This software is amortized on a straight-line basis over its useful life, which is estimated to be two to five years.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

     FOREIGN CURRENCY. The balance sheet and results of operations of PMSI's subsidiaries that operate outside the United States are measured using local currency as the functional currency.

     Assets and liabilities have been translated into United States dollars at the rates of exchange at the balance sheet date. Translation gains and losses arising from the use of differing exchange rates from year to year are included in the cumulative translation adjustment on the balance sheet. Revenues and costs are translated into United States dollars at the average rate during the period.

     Transaction gains and losses are recognized in the statement of operations as incurred. For the periods presented these amounts were not material.

     REVENUE RECOGNITION. Revenue is recognized on delivery of a product or as the service is rendered. Subscription-type revenue is recognized over the life of the subscription. Prebillings for products that have not been delivered or for services not yet rendered are classified as unearned income until the earnings process is complete.

     CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject PMSI to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. PMSI invests its excess cash with major banks and cash equivalents and marketable securities in a professionally managed fund. PMSI's customer base principally comprises companies within the pharmaceutical industry. Although the Company's receivables are concentrated in the pharmaceutical industry, the concentration of credit risk is limited due to the credit worthiness of the customers. PMSI does not require collateral from its customers.

     INCOME TAXES. Federal, foreign and state income taxes in the consolidated financial statements have been computed on a stand-alone return basis according to the fiscal and legal structure under which the various tax paying entities operate. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and financial reporting amounts at each year end.

     EARNINGS PER SHARE. Earnings per share for the years ended June 30, 1994 and 1995 is computed based upon the weighted average number of shares outstanding and common stock equivalents (stock options) using the treasury stock method. For 1996, common stock equivalents have not been included as they are anti-dilutive.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

     ALLOCATION OF INTEREST TO DISCONTINUED OPERATIONS. Enterprise interest is allocated to the discontinued operations in proportion to net assets at the balance sheet date.

     USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value due to their short maturities. The fair value of the Company's debentures is based on quoted market prices.

2.   TRANSACTIONS WITH WALSH/SOURCE

          Effective as of December 31, 1991, Walsh International Inc. ("Walsh") transferred to PMSI all the assets and liabilities of the PMSI business in exchange for shares of PMSI common stock. In connection with the transfer, the Company and Walsh entered into two long-term license agreements permitting the use by PMSI of certain Walsh proprietary databases. In addition, PMSI and Walsh entered into further agreements, covering data processing, administrative and management services and subleasing of certain facilities for various periods of time, all subject to renewal terms. During fiscal year 1996, Walsh spun-off its proprietary database business as Source Informatics Inc. ("Source") and certain of these agreements were assigned from Walsh to Source. The principal agreements and terms are as follows:

     ALPHA (PRESCRIPTION) DATABASE LICENSE AGREEMENT. Source has granted the Company an exclusive license to use the databases for a period of five years through December 1996, with an option to renew on December 31, 1996 for three additional 5-year periods. Thereafter, the agreement will be automatically renewed for 5-year periods unless the Company or Source terminates the agreement. The license fee amounts paid to Source in the years ended June 30, 1994, 1995 and 1996 in respect of this agreement were $1,685,000, $2,663,000, and $3,094,000 respectively.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

            Due to the movement of clients towards comprehensive database contracts in the United States, both parties agreed during fiscal 1995 to accelerate the transition, as provided for in the license agreement, to allocate payments based on the Alpha Database costs for data updating and maintenance according to the relative historical revenues generated by Source and PMSI in using the database. Revenues from the comprehensive database contracts are also allocated to both parties based upon historical percentages of revenue derived from the Alpha Database. These modifications did not have a material financial impact on the results of operations of PMSI during fiscal 1995. These amounts are included in production costs.

     DATA PROCESSING AGREEMENT. The Company has contracted for Source to provide specific data processing services and in the years ended June 30, 1994, 1995 and 1996 costs totaling $1,314,000, $1,883,000 and $3,353,000 respectively, were charged by Source. These amounts are included in production costs.

     FACILITIES AGREEMENT. PMSI sublets space from Source. The net cost to the Company in the years ended June 30, 1994, 1995 and 1996 classified as selling, general and administrative expenses, was $576,000, $259,000 and $545,000 respectively.

     MANAGEMENT AND EXECUTIVE SERVICES AGREEMENT. Source provided administrative, management and executive services to PMSI which resulted in a net cost to the Company of $1,186,000, $1,300,000 and $2,319,000 in the
     years ended June 30, 1994, 1995 and 1996 respectively, these are included in selling, general and administrative expenses.

     At June 30, 1996, the Company had a net current receivable from Source of $1,790,000, which is included in other current assets. At June 30, 1995, the Company had a net current receivable from Walsh of $2,790,000. Source held 1,201,144 shares or 9.1% of PMSI's Common Stock as of June 30, 1996. These shares were transferred to Source in the "Spin-off" of the Source businesses from Walsh.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

3.   ACQUISITIONS

          The consolidated financial statements comprise various business operations and entities that have been acquired by PMSI. These acquisitions have been accounted for as purchases. Accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the dates of acquisition. The results of operations are included in the consolidated financial statements from the respective dates of acquisition.

          On January 1, 1994, PMSI acquired MediAlert Projekten B.V., a Netherlands publishing company. The total consideration paid pursuant to the acquisition was $416,000. which has been allocated to goodwill and is being amortized over forty years. The MediAlert purchase agreement included certain contingent earnout payments based upon 20% of the annual gross margin during the period fiscal 1995 to 1997. The amount paid under this agreement in fiscal 1996 was $159,000.

          On April 1, 1994, PMSI acquired Walsh's Scriptrac operations in Belgium and the Netherlands, the Scriptrac licenses for Spain and Italy, and its pharmaceutical marketing research business in the Netherlands (collectively known as "Scriptrac Europe"). The consideration paid pursuant to the acquisition consisted of $6,355,000 in cash. The excess of the purchase price over the fair value of the tangible and intangible assets of Scriptrac Europe of approximately $6,330,000 at the date of acquisition has been allocated to goodwill and is being amortized over forty years.

          Presented below are summarized unaudited pro forma revenue, net income and net income per share as if MediAlert and Scriptrac Europe had been combined with PMSI throughout 1994, after giving effect to certain pro forma adjustments, principally amortization of intangibles and other incremental expenses that would have been incurred had they been acquired at the beginning of 1994 (in thousands, except per share data).

                                                 Unaudited
                                               -------------
                                                 Year Ended
                                               June 30, 1994
                                               -------------
                Revenue                            $76,876
                Net income                           2,653
                Net income per share                  0.20

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

          The pro forma data are not necessarily indicative of results that would have occurred if the Company had acquired these businesses at the beginning of fiscal 1994 or the future results of the Company.

          On July 1, 1994, PMSI acquired 80% of the common stock of Mediphase Limited, a specialist software and information company in the United Kingdom. The consideration paid pursuant to the acquisition was $3,556,000. The excess of the purchase price over the fair value of the net assets of Mediphase of approximately $3,399,000 at the date of acquisition has been allocated to goodwill and is being amortized over forty years. The Company has an option to buy the remaining 20% of Mediphase Limited and have transferred $1,023,000 to an escrow agent for this purpose. This balance is included in cash and cash equivalents in these financial statements.

          During fiscal 1995, PMSI acquired CMA Medical Data Ltd. ("CMA"), a U.K. health service database publisher, 80% of Marketing Resources International Limited, ("MRI"), a forecasting modeling software developer in the U.K. and the health information services business of Definitive Data Tactics Limited ("DDT"), the developer and marketer of a pharmaceutical products sales database. The aggregate consideration for these businesses was approximately $2,521,000. Approximately $2,041,000 was paid during fiscal 1995 and the balance of $480,000 was paid in August 1995. The excess of the purchase price over the fair value of the net assets of CMA, MRI and DDT of approximately $2,134,000 at the date of acquisition has been allocated to goodwill and is being amortized over twenty years. These transactions, except for DDT, have contingent payments based on operating profit generated by the businesses in future years. No payments have been made to date under the contingent payment plans.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

     Presented below are summarized unaudited pro forma revenue, net income and net income per share as if Mediphase, CMA, MRI and DDT had been combined with PMSI at the beginning of fiscal 1994, after giving effect to certain pro forma adjustments, principally amortization of intangibles and other incremental expenses that would have been incurred had they been acquired at the beginning of fiscal 1994 (in thousands except per share data).

                                                  Unaudited
                                                  ---------
                                     Year Ended               Year Ended
                                    June 30, 1994            June 30, 1995
                                    -------------            -------------
     Revenue                           $78,834                  $90,497
     Net income                          1,825                    5,217
     Net income per share                 0.14                     0.40

          The pro forma data are not necessarily indicative of results that would have occurred if the Company had acquired those businesses at the beginning of fiscal 1994 or the future results of the Company.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

4.    MARKETABLE SECURITIES

          Marketable securities consisted of the following as of June 30, 1995 and 1996 (in thousands):

   NAME OF ISSUER                              AMORTIZED            FAIR VALUE           UNREALIZED
   AND TITLE OF                                 COST OF             AT BALANCE             GAINS
   EACH ISSUE                                 EACH ISSUE            SHEET DATE            (LOSSES)
   --------------                             AT JUNE 30,           AT JUNE 30,          AT JUNE 30,
                                          ------------------    -------------------     -------------
                                            1995       1996       1995       1996       1995     1996
                                          -------    -------    -------    --------     ----     ----
Corporate debt securities                 $27,689    $19,387    $27,679    $ 19,375     $(10)    $(12)

Debt securities issued by the  U.S.
   Treasury and other U.S.
   government corporations and
   agencies                                13,277      9,738     13,282       9,737        5       (1)

Debt securities issued by foreign
   governments                                 --      7,807         --       7,741       --      (66)
                                          -------    -------    -------    --------     ----     ----
                                          $40,966    $36,932    $40,961    $ 36,853     $ (5)    $(79)
                                          =======    =======    =======    ========     ====     ====
Maturities

Cash and cash equivalents                 $12,016    $ 2,165    $12,015    $  2,164     $ (1)    $ (1)

Short-term investments                     25,905     16,219     25,918      16,174       13      (45)

Due after one year through three years      1,999     18,548      1,998      18,515       (1)     (33)

Due after three years                       1,046         --      1,030          --      (16)      --
                                          -------    -------    -------    --------     ----     ----
                                          $40,966    $36,932    $40,961    $ 36,853     $ (5)    $(79)
                                          =======    =======    =======    ========     ====     ====

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ------------------------------------------------------------------------------

5.   PROPERTY AND EQUIPMENT

          Property and equipment at June 30, 1995 and 1996 comprised the following (in thousands):

                                         1995         1996
                                         ----         ----
     Land and buildings including
       leasehold improvements         $  5,834     $  5,917
     Furniture and office equipment      1,270        1,670
     Computer equipment                  3,797        3,967
     Automobiles                            82          103
                                      --------     --------
                                        10,983       11,657
     Less accumulated depreciation
       and amortization                 (2,045)      (2,653)
                                      --------     --------
                                      $  8,938     $  9,004
                                      ========     ========

          Depreciation and amortization charged to operations for the years ended June 30, 1994, 1995 and 1996 were $703,000, $1,098,000 and $1,342,000 respectively.

 6.  GOODWILL

          Goodwill at June 30, 1995 and 1996 comprised the following (in thousands):

                                         1995         1996
                                         ----         ----
     Goodwill on acquisition          $ 36,733     $ 33,822
     Accumulated amortization           (6,375)      (7,927)
                                      --------     --------
                                      $ 30,358     $ 25,895
                                      ========     ========

          In the years ended June 30, 1995 and 1996, pre-acquisition net operating losses related to Scott-Levin and PMSI Belgium S.A. were utilized to reduce taxes currently payable and decrease goodwill by $389,000 and $1,181,000, respectively.

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


7.   OTHER ASSETS

          Other assets at June 30, 1995 and 1996 consisted of the following (in thousands):

                                               1995            1996
                                             --------        --------
      Software                               $  4,701        $  4,831
      Acquired databases                       21,539          21,539
                                             --------        --------
                                               26,240          26,370
      Less accumulated amortization           (25,199)        (26,201)
                                             --------        --------
                                                1,041             169

      Debenture financing costs                 1,760(1)        1,531(1)
      Deposits                                  1,780           1,115
      Deferred taxes                            1,150           2,555
      Investments                                  --           1,736(2)
      Deferred consideration
               and other deferred charges          --             429
      Notes receivable                          1,036(3)        1,078(3)
                                             --------        --------
                                             $  6,767        $  8,613
                                             ========        ========

(1) Debenture financing costs are being amortized over the life of the debentures.

(2) Investments include the exercise of stock warrants of a joint venture partner, carried at cost.

(3) Represents an interest free note receivable of $1,200,000 due from Walsh in June 1999 relating to the Scriptrac acquisition (see Note 3). The note receivable was recorded initially at its present value and as a result of accretion, the balance at June 30, 1996 is $1,078,000

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

8.     LONG-TERM DEBT

          Long-term debt at June 30, 1995 and 1996 consisted of the following (in thousands):

                                          1995           1996
                                          ----           ----
       Debentures (1)                  $69,000        $69,000
       Capital lease obligations           607            350
                                       -------        -------
                                        69,607         69,350
       Less current portion               (312)          (219)
                                       -------        -------
                                       $69,295        $69,131
                                       =======        =======

 (1) On February 3, 1993 the Company completed an offering of an aggregate $69 million Convertible Subordinated Debentures due in 2003. The debentures, issued at par, bear interest at 6 1/4% and are convertible into Common Stock of the Company at a conversion price of $20 per share, subject to adjustments in certain events. The current value of the debentures at June 30, 1996, based on quoted market prices, was $51,750,000.

       Annual maturities of long-term debt outstanding at June 30, 1996 are (in thousands):


       June 1997               $   219
       June 1998                   131
       June 1999                    --
       June 2000                    --
       June 2001                    --
       After 2001               69,000
                               -------
                               $69,350
                               =======

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

9.     STOCK OPTIONS AND RESTRICTED STOCK PURCHASE PLAN

               A Stock Option and Restricted Stock Purchase Plan (the "Plan") was established on August 17, 1991 for employees, officers and directors of the Company or any of its subsidiaries. The Plan provides for the granting of "non-qualified stock options" and "incentive stock options" to acquire Common Stock of PMSI and/or the granting of rights to purchase Common Stock. The terms and conditions of individual option agreements may vary, subject to the following guidelines: (i) the option price of incentive stock options may not be less than market value on the date of grant; the option price of non-qualified options may be less than market value on the date of grant, (ii) the term of all incentive stock options may not exceed ten years from the date of grant; the term of non-qualified stock options may exceed ten years, and (iii) no options may be granted after August 17, 2001.

               A Non-Employee Directors' Stock Option Plan (the "Directors Plan") was adopted on May 27, 1993. The Directors' Plan provides for the granting of non-qualified stock options to purchase shares of the Company's Common Stock. The terms and conditions of individual option agreements may vary, subject to the following guidelines: (i) the option exercise price will be equal to 100% of the fair market value of the Common Stock on the date of grant, (ii) the term of the stock options may not exceed ten years from the date of grant, (iii) in general, options vest evenly over a period of five years from the date of issue (iv) the total number of shares of Common Stock that may be subject to options pursuant to the Directors' Plan is 120,000, subject to automatic adjustments following certain events, and (v) no options may be granted after May 27, 2003.

               Additional information relating to the Plans is as follows:

                                         YEAR ENDED     YEAR ENDED    YEAR ENDED
                                           JUNE 30,      JUNE 30,      JUNE 30,
                                         ----------     ----------    ----------

                                           1994            1995           1996

- -------------------------------------------------------------------------------
Options outstanding at July 1, 1993,
      1994 and 1995, respectively        1,384,300      1,564,100     1,786,400
Options granted                            293,500        372,750       234,250
Options exercised                          (12,700)       (17,600)      (84,050)
Options lapsed                            (101,000)      (132,850)      (88,400)
- -------------------------------------------------------------------------------
Options outstanding at June 30           1,564,100      1,786,400     1,848,200
Options exercisable at June 30             516,600        769,225       980,700
- -------------------------------------------------------------------------------
Option prices per share
      Granted                              $14-$16         $9-$10        $8-$14
      Exercised                                 $8             $8        $8-$10
      Outstanding                           $8-$22         $8-$22        $8-$22

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------


10.    TAXES

               The income tax provisions benefit for the years ended June 30, 1994, 1995 and 1996 are comprised as follows (in thousands):

                                                        YEAR ENDED
                                                          JUNE 30,
                                             ---------------------------------
                                               1994         1995         1996
                                             -------      -------      -------

       U.S. taxes currently payable          $  (342)     $(2,701)     $(1,666)
       Foreign taxes currently payable          (426)        (968)        (279)
       Deferred income taxes                    (894)         719          789
                                             -------      -------      -------

                                             $(1,662)     $(2,950)     $(1,156)
                                             =======      =======      =======

               The domestic and foreign components of income from continuing operations before income taxes were as follows (in thousands):

                                                         YEAR ENDED
                                                          JUNE 30,
                                             ---------------------------------
                                               1994         1995         1996
                                             -------      -------      -------

       Domestic                              $ 2,645      $ 4,736      $ 1,153
       Foreign                                 1,684        3,529         (763)
                                             -------      -------      -------

                                             $ 4,329      $ 8,265      $   390
                                             =======      =======      =======

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

         The provision for income taxes differs from that computed using the 34% statutory federal income tax rate as follows (in thousands):

                                                               YEAR ENDED
                                                                JUNE 30,
                                                    -------------------------------
                                                      1994        1995        1996
                                                    -------     -------     -------

       Provision based on federal statutory rate    $(1,471)    $(2,810)    $  (133)
       Goodwill and other non-deductible
          items                                        (328)       (313)       (304)
       Foreign earnings and dividends
          taxed at different rates                      (90)      1,270        (538)
       State tax, net of Federal benefit               (494)       (253)       (135)
       Purchase accounting adjustments                 (280)       (280)     (1,182)
       Valuation of temporary differences               247         147         848
       All other, net                                   754        (711)        288
                                                    -------     -------     -------
       Provision for income taxes                   $(1,662)    $(2,950)    $(1,156)
                                                    =======     =======     =======

               The tax effect of significant temporary differences representing deferred tax assets and liabilities at June 30, 1995 and 1996 were as follows (in thousands):

       CURRENT ASSETS (LIABILITIES):                     1995        1996
                                                       -------     -------
          Accrued liabilities                     $  (384)    $   545
          Foreign tax credits                         251          53
          Net operating losses                         --          62
          Prepaid assets                              472          14
          Bad debts                                   122          39
                                                  -------     -------
                                                      461         713
          Valuation allowance                        (297)         --
                                                  -------     -------
          Net current assets                          164         713
                                                  -------     -------
       NON-CURRENT ASSETS (LIABILITIES):

          Fixed assets & intangibles                  (55)       (316)
          Net operating losses                      3,361       3,983
          Other liabilities                           123         319
                                                  -------     -------
                                                    3,429       3,986
          Valuation allowance                      (2,279)     (1,431)
                                                  -------     -------
          Net non-current assets (liabilities)      1,150       2,555
                                                  -------     -------
          Deferred taxes, net                     $ 1,314     $ 3,268
                                                  =======     =======

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

               As of June 30, 1996, there is available for foreign income tax purposes net operating loss carryforwards of approximately $11,160,000 which expire as follows: 1996: $1,060,000, 1997: $1,606,000, 1998:
       $794,000 and 1999: $481,000 and thereafter: $7,219,000.

               The undistributed earnings of foreign subsidiary companies for which deferred U.S. income taxes have not been provided at June 30, 1995 and June 30, 1996 because of permanent reinvestment of earnings in the operations of those subsidiaries, amounted to $6,427,000 and $461,000, respectively. On remittance, certain foreign countries impose withholding taxes. The amount of withholding taxes that would be payable on remittance of the entire amount of such undistributed earnings would approximate $403,000 and $149,000 at June 30, 1995 and June 30, 1996,
       respectively.

11.    EMPLOYEE BENEFIT PLANS

               Subsidiaries of PMSI in the United Kingdom, Holland, Japan and the United States have defined contribution pension or profit sharing plans covering substantially all their employees. The total costs associated with these plans for the years ended June 30, 1994, 1995 and 1996 were $424,000, $618,000 and $729,000 respectively.

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

12.    LEASE OBLIGATIONS

               Various PMSI subsidiaries lease certain property and equipment.

               Obligations under long-term non-cancelable lease agreements expiring at various dates have the following aggregate approximate annual minimum rentals (in thousands):

                                                 CAPITAL LEASES    OPERATING LEASES

       1997                                          $  219             $1,072
       1998                                             131                896
       1999                                              --                805
       2000                                              --                769
       2001                                              --                492
       After 2001                                        --              4,879
                                                     ------             ------
       Total minimum lease payments:                    350             $8,913
                                                                        ======
       Less:  amount representing interest              (36)
                                                     ------
       Present value of minimum lease payments          314

       Current portion                                 (219)
                                                     ------
                                                     $   95
                                                     ======



               Operating lease rental expense for the years ended June 30, 1994, 1995 and 1996 was $2,107,000, $2,237,000 and $1,471,000, respectively.

               Included in furniture, fixtures and equipment are assets subject to capitalized leases with an original cost of $924,000 (1995:
       $1,489,000) and accumulated amortization of $505,000 (1995: $602,000).

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

13.    GEOGRAPHIC DATA

               The following table presents certain financial information by geographic area (in thousands):

                                    FOR THE YEAR ENDED
                                       JUNE 30, 1996

                                                OPERATING    IDENTIFIABLE
                                  REVENUES    INCOME(LOSS)         ASSETS
                                  --------    -----------    ------------

       United States              $ 41,421       $  5,566        $ 28,023
       Europe and Pacific           51,256          1,508          56,614
       General corporate               350         (6,554)         45,900
                                  --------       --------        --------
       Total                      $ 93,027       $    520        $130,537
                                  ========       ========        ========


                                    FOR THE YEAR ENDED
                                       JUNE 30, 1995

                                                OPERATING    IDENTIFIABLE
                                  REVENUES    INCOME(LOSS)         ASSETS
                                  --------    -----------    ------------

       United States              $ 42,308       $  6,566        $ 28,463
       Europe and Pacific           47,585          5,168          54,002
       General corporate                --         (3,494)         55,184
                                  --------       --------        --------
       Total                      $ 89,893       $  8,240        $137,649
                                  ========       ========        ========


                                    FOR THE YEAR ENDED
                                       JUNE 30, 1994

                                                OPERATING    IDENTIFIABLE
                                  REVENUES    INCOME(LOSS)         ASSETS
                                  --------    -----------    ------------
       United States              $ 40,943       $  3,491        $ 29,014
       Europe and Pacific           35,933          2,707          34,724
       General corporate                --         (1,642)         63,802
                                  --------       --------        --------
       Total                      $ 76,876       $  4,556        $127,540
                                  ========       ========        ========

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

14.    SUPPLEMENTAL OPERATIONS STATEMENT DATA

               Advertising costs are charged to costs and expensed as incurred and for the years ended June 30, 1994, 1995 and 1996 amounted to $1,257,000, $928,000 and $1,308,000, respectively.

15.    RESTRUCTURING COSTS

               During the third quarter of 1996, the Company recorded a $2.3 million restructuring charge for elimination of non-core product lines. The charges relate primarily to write-off of inventory costs and contract termination payments. The $2.3 million charge includes estimated cash payments of $1.5 million and non-cash asset write-offs of $0.8 million. The remaining balance of the restructuring liability as of June 30, 1996 was $0.9 million.

               During the fourth quarter of 1994, the Company recorded a $1.8 million restructuring charge for the purpose of integrating and consolidating various business functions. The restructuring charge included $1.4 million related to severance costs with the remainder related to inventory write-offs. Approximately $1.6 million of the restructuring liabilities were paid or settled in 1995 with the remainder paid or settled in 1996.

16.    IMPAIRMENT OF LONG-LIVED ASSETS

               During the third quarter, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). The Company periodically reviews, for impairment, its long-lived assets and identifiable intangible assets. Recoverability is measured through undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. Impairment is measured based on the present value of estimated expected future cash flows using a discount rate reflecting the Company's cost of funds. The initial application of this statement resulted in a charge of $2.4 million related principally to the write-off of goodwill and capitalized database costs for a database business being exited.

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables show the unaudited quarterly financial information for the year ended June 30, 1996 (in thousands except for per share data).

                                                                 QUARTER ENDED
                                             ----------------------------------------------------
                                             SEPTEMBER 30    DECEMBER 31    MARCH 31     JUNE 30
                                             ------------    -----------    --------     --------

Total revenues                                 $ 20,709        $ 24,290     $ 23,126     $ 24,902
                                               --------        --------     --------     --------
Gross profit                                      8,953          11,692        9,475       11,302
                                               --------        --------     --------     --------
Income (loss) from continuing operations            118           2,379       (4,660)       1,454
Loss from discontinued operations, net             (673)         (1,080)      (7,162)          --
                                               --------        --------     --------     --------
Net (loss) income                              $   (555)       $  1,299     $(11,822)    $  1,454
                                               ========        ========     ========     ========

Income (loss) per share from continuing
     operations:                               $   0.01        $   0.18     $  (0.35)    $   0.11

Loss per share from discontinued
     operations, net                           $  (0.05)       $  (0.08)    $  (0.54)      $    -
                                               --------        --------     --------     --------

Net (loss) income per share                    $  (0.04)       $   0.10     $  (0.89)    $   0.11
                                               ========        ========     ========     ========


18.      DISCONTINUED OPERATIONS

                  During the third quarter of 1996, the Company announced its decision to develop its business as a focused information services provider to the pharmaceutical and healthcare industries and that its European and communication businesses would be divested. These businesses, comprising the non-database segment of PMSI's operations, are accounted for as discontinued operations and, accordingly, their operations are segregated in the accompanying statements of operations.

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------


                  Summary operating results of the discontinued operations for the years ended June 30, 1994, 1995 and 1996 were as follows (in thousands):

                                                           YEAR ENDED
                                                            JUNE 30,
                                                 -----------------------------
                                                    1994       1995       1996
                                                 -----------------------------
       Results of discontinued operations:

       Revenue                                   $37,107    $39,865    $44,849
                                                 -------    -------    -------
       Income (loss) from operations:
          Income (loss) before taxes               3,541        299     (2,288)
          Income tax provision                    (1,484)      (430)      (917)
                                                 -------    -------    -------
       Income (loss) from discontinued
       operations                                  2,057       (131)    (3,205)

       Loss on disposal of non-database
       operations including $2,031 of
       operating income during phase out
       period net of income tax provision of
       $1,236                                         --         --     (5,710)
                                                 -------    -------    -------
       Income (loss) from discontinued
       operations, net                           $ 2,057    $  (131)   $(8,915)
                                                 =======    =======    =======


                  In the fourth quarter, income from discontinued operations, net of income taxes, was $1,183.

                  Management's estimates of the income or loss from operations through the respective disposal dates and the proceeds from disposal of the non-database segment remain consistent with those provided at the measurement date. Although the Company's estimated net proceeds expected to be generated from the sale of businesses held for sale are supported by calculations prepared by management, based on information primarily received from outside parties, it is reasonably possible that qualified buyers may not pay the asking price. The sale of the remaining businesses comprising the discontinued operations is expected to be finalized by March 31, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders of
Pharmaceutical Marketing Services Inc.




Our report on the consolidated financial statements of Pharmaceutical Marketing Services Inc. is included on Page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 19 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







COOPERS & LYBRAND L.L.P.



Stamford, Connecticut
August 30, 1996

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

      COL. A                    COL. B           COL. C          COL. D        COL. E
- ------------------------    -------------     ----------     -----------     ----------
                                              ADDITIONS
                                              ----------
                             BALANCE AT       CHARGED TO                     BALANCE AT
                            BEGINNING OF      COSTS AND                        END OF
DESCRIPTIONS                   PERIOD          EXPENSES       DEDUCTIONS       PERIOD
- ------------------------    ------------      ----------     -----------     ----------
Allowance for doubtful
accounts

June 30, 1996               $  415,000          207,000        (222,000)     $  400,000
June 30, 1995               $  685,000           19,000        (289,000)     $  415,000
June 30, 1994               $  160,000          562,000         (37,000)     $  685,000

Valuation allowance
for deferred tax assets

June 30, 1996               $2,576,000               --      (1,145,000)     $1,431,000
June 30, 1995               $1,978,000          598,000              --      $2,576,000
June 30, 1994               $2,512,000               --        (534,000)     $1,978,000

                                    PART III

         The information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive Proxy Statement for its meeting of stockholders in connection with its transition period, which is to be filed pursuant to Regulation 14A not later than October 30, 1996.

         Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information required by Part III of 10-K regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby incorporated by reference from the Registrants' Definitive Proxy Statement for its annual meeting of stockholders, which is to be filed pursuant to Registration 14A not later than October 30, 1996.

                                     PART IV

ITEM 10.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

          (a)(1-2)  Financial Statements and Financial Statement Schedule

          See Index to Consolidated Financial Statements and Financial Statement Schedule which appears on page 19 of this Annual Report.

          EXHIBITS

          Exhibit
          Number
          -------
          2.1 Transfer and Exchange Agreement, dated as of October 11, 1991, between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to
                      Exhibit 2.1 to the Registrant's Registration Statement Number 33-43226)

          2.2 Merger Agreement and Plan of Reorganization, dated October 11, 1991, by and between Walsh International Inc., Pharmaceutical Marketing Services Inc. and SLA Acquisition Corp., on the one hand, and Scott-Levin Associates, Inc., Joy Scott and Larry Levin, on the other (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement Number 33-43226)

          2.3 English translation of Agreement for the Sale and Purchase of the Shares of IMR S.A. (translation for information purposes only) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          2.4 Contrat pour l'Achat et la Vente des Actions de la Societe IMR S.A. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 13,
                      1993)

          3.1 Certificate of Incorporation of Pharmaceutical Marketing Services Inc. and Amendment thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-43226)

          3.2         By-laws of Pharmaceutical Marketing Services Inc.
                      (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-43226)

          4.1 Indenture, dated as of February 1, 1993, between Pharmaceutical Marketing Services Inc., and Harris Trust Company of New York, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed March 30, 1993)

          10.1(a) (i) Purchase and Sale Agreement, dated as of April 1, 1994, by and between Walsh Belgium N.V. and PMSI Belgium, S.A.

          10.1(a)(ii) Purchase and Sale Agreement, dated as of April 1, 1994, by and among Walsh Nederland B.V., Walsh Medical Data and Research B.V. and PMSI Bugamor B.V.

         *10.1(b) Amended and Restated Alpha Database License Agreement, dated as of July 1, 1994 by and between Walsh America Limited and Pharmaceutical Data Services, Inc., on the one hand, and Pharmaceutical Marketing Services Inc., on the other.

          10.1(c) Physician Database License Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(c) to the Registrant's Registration Statement No. 33-43226)

          10.1(d) Management and Executive Services Agreement, dated as of December 2, 1991, by and between Walsh International Inc., Pharminfo Advisors Limited and Informed Management Limited, on the one hand, and Pharmaceutical Marketing Services Inc., on the other (incorporated by reference to Exhibit 10.1(d) to the Registrant's Registration Statement No. 33-43226)

          10.1(e) Data Processing Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to
                      Exhibit 10.1(e) to the Registrant's Registration Statement No. 33-43226)

          10.1(f) Facilities Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to
                      Exhibit 10.1(f) to the Registrant's Registration Statement No. 33-43226)

          10.1(g) Collaborative Marketing Agreement, dated as of December 2, 1991, by and between Walsh America Limited and Pharmaceutical Data Services, Inc., on the one hand, and Pharmaceutical Marketing Services Inc. and American Medical Census Corp., on the other (incorporated by reference to Exhibit 10.1(g) to the Registrant's Registration Statement No. 33-43226)

          10.1(h) Health and Benefits Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(h) to the Registrant's Registration Statement No. 33-43226)

         *10.1(I) Mailing Services Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to
                      Exhibit 10.1(i) to the Registrant's Registration Statement No. 33-43226)

         10.1(j) English translation of Warranty Agreement (translation for information purposes only) (incorporated by reference to
                      Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

         10.1(k)      Contrat de Garantie (incorporated by reference to Exhibit
                      3.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

         10.1(l) English translation of Agreement for the Supply of Services (translation for information purposes only) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 13,
                      1993)

         10.1(m) Contrat de Prestations de Services (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

         10.1(n) English translation of Put Option (translation for information purposes only) (incorporated by reference to
                      Exhibit 5.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

         10.1(o) Promesse Unilaterale de Vente d'Actions (incorporated by reference to Exhibit 5.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

         10.1(p) English translation of Call Option (translation for information purposes only) (incorporated by reference to
                      Exhibit 6.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

         10.2(a) Pharmaceutical Marketing Services Inc. and its Subsidiaries Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 33-43226)

         10.2(b) Pharmaceutical Marketing Services Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to
                      Exhibit 4.3 to the Registrant's Registration Statement No. 33-66306)

         11           Statement re Computation of Earnings (Loss) per Share

         22.1 List of subsidiaries of Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 22.1 to the Registrant's Registration Statement No. 33-43226)

         24.1         Consent of Coopers & Lybrand L.L.P.

         27           Financial Data Schedule

* Certain portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

         (b) Reports on Form 8-K filed during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 27, 1996

                                     PHARMACEUTICAL MARKETING SERVICES INC.

                                     By  /s/ Robert J. Frattaroli
                                         ---------------------------------------
                                         Robert J. Frattaroli
                                         President and Chief Operating Officer

                                POWER OF ATTORNEY

         Each person whose individual signature appears below hereby authorizes Dennis M.J. Turner, Robert J. Frattaroli and Lyle R. Scritsmier, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent in his name, place and stead, to execute in the name and on behalf of such person, individually and in each capacity stated below, and to file any and all amendments to this report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                             Date
- ---------                                   -----                             ----
/s/ Handel E. Evans             Director, Chairman of The Board        September 27, 1996
- ----------------------------
    Handel E. Evans

/s/ Dennis M.J. Turner          Director, Chief Executive Officer      September 27, 1996
- ----------------------------
    Dennis M.J. Turner

/s/ Robert J. Frattaroli        Director, President, Chief             September 27, 1996
- ----------------------------       Operating Officer
    Robert J. Frattaroli

/s/ Lyle R. Scritsmier          Vice President, Chief Financial        September 27, 1996
- ----------------------------       Officer, and Treasurer
    Lyle R. Scritsmier

/s/ Patrick J. Welsh            Director                               September 27, 1996
- ----------------------------
    Patrick J. Welsh

/s/ Stuart Gold                 Director                               September 27, 1996
- ----------------------------
    Stuart Gold

/s/ Frederick W. Kyle           Director                               September 27, 1996
- ----------------------------
    Frederick W. Kyle

/s   Carolyne K. Davis          Director                               September 27, 1996
- ----------------------------
    Carolyne K. Davis

                                INDEX TO EXHIBITS

Exhibit                                     Description
Number

2.1 Transfer and Exchange Agreement, dated as of October 11, 1991, between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement Number 33-43226)

2.2 Merger Agreement and Plan of Reorganization, dated October 11, 1991, by and between Walsh International Inc., Pharmaceutical Marketing Services Inc. and SLA Acquisition Corp., on the one hand, and Scott-Levin Associates, Inc., Joy Scott and Larry Levin, on the other (incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement Number 33-43226)

2.3 English translation of Agreement for the Sale and Purchase of the Shares of IMR S.A. (translation for information purposes only) (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

2.4 Contrat pour l'Achat et la Vente des Actions de la Societe IMR S.A. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

3.1 Certificate of Incorporation of Pharmaceutical Marketing Services Inc. and Amendment thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-43226)

3.2               By-laws of Pharmaceutical Marketing Services Inc.
                  (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-43226)

4.1 Indenture, dated as of February 1, 1993, between Pharmaceutical Marketing Services Inc., and Harris Trust Company of New York, Trustee

10.1(a)(i)        Purchase and Sale Agreement, dated as of April 1, 1994, by and between Walsh Belgium N.V. and PMSI Belgium, S.A.

10.1(a)(ii)       Purchase and Sale Agreement, dated as of April 1, 1994, by and among Walsh Nederland B.V., Walsh Medical Data and Research
                  B.V. and PMSI Bugamor B.V.

*10.1(b) Amended and Restated Alpha Database License Agreement, dated as of July 1, 1994 by and between Walsh America Limited and Pharmaceutical Data Services, Inc., on the one hand, and Pharmaceutical Marketing Services Inc., on the other.

 10.1(c) Physician Database License Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(c) to the Registrant's Registration Statement No. 33-43226)

 10.1(d) Management and Executive Services Agreement, dated as of December 2, 1991, by and between Walsh International Inc., Pharminfo Advisors Limited and Informed Management Limited, on the one hand, and Pharmaceutical Marketing Services Inc., on the other (incorporated by reference to Exhibit 10.1(d) to the Registrant's Registration Statement No. 33-43226)

 10.1(e) Data Processing Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(e) to the Registrant's Registration Statement No. 33-43226)

 10.1(f) Facilities Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(f) to the Registrant's Registration Statement No. 33-43226)

 10.1(g) Collaborative Marketing Agreement, dated as of December 2, 1991, by and between Walsh America Limited and Pharmaceutical Data Services, Inc., on the one hand, and Pharmaceutical Marketing Services Inc. and American Medical Census Corp., on the other (incorporated by reference to Exhibit 10.1(g) to the Registrant's Registration Statement No. 33-43226)

 10.1(h) Health and Benefits Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(h) to the Registrant's Registration Statement No. 33-43226)

*10.1(i) Mailing Services Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(i) to the Registrant's Registration Statement No. 33-43226)

10.1(j) English translation of Warranty Agreement (translation for information purposes only) (incorporated by reference to
                  Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

10.1(k) Contrat de Garantie (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed May 13,
                  1993)

10.1(l) English translation of Agreement for the Supply of Services (translation for information purposes only) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

10.1(m) Contrat de Prestations de Services (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

10.1(n) English translation of Put Option (translation for information purposes only) (incorporated by reference to Exhibit 5.1 to the Registrant's Current Report on Form 8-K filed May 13,
                  1993)

10.1(o) Promesse Unilaterale de Vente d'Actions (incorporated by reference to Exhibit 5.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

10.1(p) English translation of Call Option (translation for information purposes only) (incorporated by reference to
                  Exhibit 6.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

10.2(a) Pharmaceutical Marketing Services Inc. and its Subsidiaries Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 33-43226)

10.2(b) Pharmaceutical Marketing Services Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 33-66306)

11                Statement re Computation of Earnings (Loss) per Share

22.1              List of subsidiaries of Pharmaceutical Marketing Services Inc.
                  (incorporated by reference to Exhibit 22.1 to the Registrant's Registration Statement No. 33-43226)

24.1              Consent of Coopers & Lybrand L.L.P.

27                Financial Data Schedule

* Certain portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.