Form 10-Q
period 1996-09-30
PHARMACEUTICAL MARKETING SERVICES INC
filed 1996-11-14
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996


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

                    Suite 912, 45 Rockefeller Plaza, NY10111
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (212) 841 0610

                   2394 East Camelback Road, Phoenix, AZ85016
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


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

As of October 31, 1996, there were outstanding 13,186,675 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                                                              PAGE NO.


PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Operations
                  (unaudited) for the Three Months
                  Ended September 30, 1996 and 1995.............................................................  2

                  Consolidated Balance Sheets as of
                  September 30, 1996 (unaudited) and
                  June 30, 1996.................................................................................  3

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Three Months Ended
                  September 30, 1996 and 1995...................................................................  4

                  Notes to Consolidated Financial Statements....................................................  5


Item 2.           Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition...........................................................................  7


PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of
                  Security-Holders............................................................................... 9

Item 6.           Exhibits and Reports on Form 8-K............................................................... 9

                  Signatures.................................................................................... 10

                  Index to Exhibits............................................................................. 11

PART I.                     FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1996            1995
                                                       --------        --------

Revenue                                                $ 21,922        $ 20,709
Production costs                                        (12,688)        (11,756)
Selling, general and administrative
     expenses                                            (8,306)         (8,829)
Amortization of intangible assets                          (454)           (511)
                                                       --------        --------
Operating income (loss)                                     474            (387)
Interest expense                                           (740)           (762)
Interest and other income                                   672             734
                                                       --------        --------
Income (loss) from continuing operations
     before income taxes and minority interest              406            (415)
Income tax (provision) benefit                             (158)            522
Minority interest                                           (21)             11
                                                       --------        --------
Income from continuing operations                           227             118
Loss from discontinued operations, net                       --            (673)
                                                       --------        --------
Net income (loss)                                           227            (555)
                                                       ========        ========
Income (loss) per share:
  Continuing operations                                $   0.02        $   0.01
  Discontinued operations, net                             0.00           (0.05)
                                                       --------        --------
  Net income (loss) per share                          $   0.02        $  (0.04)
                                                       ========        ========
Common stock and common stock
     equivalents                                         13,208          13,269



    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                   SEPTEMBER 30, 1996  JUNE 30, 1996
                                                                                   ------------------  -------------
                                                                                      (Unaudited)
                                                            ASSETS
Current assets
        Cash and cash equivalents                                                       $  23,009        $  12,669
        Marketable securities                                                              22,194           16,174
        Accounts receivable, principally trade
          (less allowance for doubtful accounts of
          $489 and $400, respectively)                                                     21,732           29,283
        Work in process                                                                     2,821            2,986
        Prepaid expenses and other current assets                                           8,737            7,398
        Net current assets of discontinued operations                                       8,368            9,276
                                                                                        ---------        ---------
            Total current assets                                                           86,861           77,786

Marketable securities                                                                       7,332           18,515
Property and equipment, net                                                                 9,892            9,004
Goodwill, net                                                                              25,517           25,895
Other assets, net                                                                           8,698            8,613
Net assets of discontinued operations                                                      33,225           33,595
                                                                                        ---------        ---------
    Total assets                                                                        $ 171,525        $ 173,408
                                                                                        =========        =========
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Current maturities of long-term debt                                            $     176        $     219
        Accounts payable                                                                    3,854            4,411
        Accrued liabilities                                                                10,586           11,489
        Unearned income                                                                    13,181           14,040
                                                                                        ---------        ---------
            Total current liabilities                                                      27,797           30,159

Long-term debt                                                                             69,092           69,131
Other liabilities                                                                             448              454
Minority interest                                                                             618              710
                                                                                        ---------        ---------
    Total liabilities                                                                      97,955          100,454
                                                                                        ---------        ---------
Stockholders' equity
        Common stock, $0.01 par value, 25,000,000
           shares authorized and 13,186,275 and 13,169,275 shares
           issued and outstanding, respectively                                               132              132
        Paid-in capital                                                                    87,066           86,923
        Accumulated deficit                                                               (14,549)         (14,776)
        Cumulative translation adjustment                                                     595              722
        Unrealized income (loss) on investments, net of
           income tax (provision) benefit of $(217) and $32 respectively                      326              (47)
                                                                                        ---------        ---------
        Total stockholders' equity                                                         73,570           72,954
                                                                                        ---------        ---------
        Total liabilities and stockholders' equity                                      $ 171,525        $ 173,408
                                                                                        =========        =========


    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                              SEPTEMBER 30,
                                                                        ------------------------
                                                                          1996            1995
                                                                        --------        --------

Net cash provided by (used in) operating activities                     $  3,831        $ (2,425)
                                                                        --------        --------
Cash flows provided by (used in) investing activities:
       Capital expenditures                                               (1,169)           (657)
       Proceeds from sale of assets of discontinued operations               424              --
       Sale of marketable securities                                       5,753           7,582
       Acquisitions payments, net of cash acquired                            --            (592)
                                                                        --------        --------
Net cash provided by investing activities                                  5,008           6,333
                                                                        --------        --------
Cash flows provided by (used in) financing activities:
       Net proceeds from options exercised                                   143              --
       Repayments of long-term debt and capital lease obligations            (82)           (107)
                                                                        --------        --------
Net cash provided by (used in) financing activities                           61            (107)
                                                                        --------        --------
Effect of discontinued operations                                          1,399            (563)
Effect of exchange rate movements                                             41          (1,017)
                                                                        --------        --------
Net increase in cash and cash equivalents                                 10,340           2,221
Cash and cash equivalents at beginning of period                          12,669          27,828
                                                                        --------        --------
Cash and cash equivalents at end of period                              $ 23,009        $ 30,049
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

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       INTERIM UNAUDITED FINANCIAL INFORMATION

                  The accompanying statements of operations for the three months ended September 30, 1996 and 1995, the statements of cash flows for the three months ended September 30, 1996 and 1995, the balance sheet as of September 30, 1996 and the related information of Pharmaceutical Marketing Services Inc. (the "Company" or "PMSI") included in these notes to the financial statements are unaudited. These financial statements, where applicable, have been restated for discontinued operations. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of continuing operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

                  The June 30, 1996 balance sheet was derived from the Company's June 30, 1996 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

                  These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended June 30, 1996.

                  At September 30, 1996, Source Informatics Inc. ("Source") owned 9.1% of the Company's common stock.

2.       INCOME (LOSS) PER SHARE

                  Earnings per share for the three months ended September 30, 1996 and 1995 is computed based upon the weighted average number of shares outstanding and common stock equivalents (stock options) using the treasury stock method.

3.       INCOME TAXES

                  The effective continuing operations income tax rate for the quarter ended September 30, 1996 was 39% compared with a benefit of (126%) for the quarter ended September 30, 1995. The 1997 fiscal year effective income tax rate is based on the Company's projected mix of country profits.

4.       DISCONTINUED OPERATIONS

                  In the third quarter of fiscal 1996, the Company made the determination that substantially all of its non-database marketing and communications businesses would be sold and, therefore, has subsequently accounted for these as discontinued operations. During the quarter, the Company completed the sale of two of its communications businesses in Europe. Proceeds were consistent with management's expectations. The divestment of the remaining businesses is expected to be completed by March 31, 1997. Net assets of $41.6 million related to the discontinued operations have been segregated in the September 30, 1996 balance sheet.

                  The loss from discontinued operations for the three months ended September 30, 1996 was $0.6 million net of income taxes, which is consistent with the result estimated in the third quarter of fiscal 1996.

5.       GOODWILL

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES



                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


         The operating results for the first quarter of fiscal 1997 reflect the Company's decision to focus on being an information provider to the pharmaceutical and healthcare industries. The Company is divesting its non-database business segment consisting of its European communication and marketing services group. The Company will also sell its international publishing business which is included in continuing operations.

REVENUE

         Revenue from continuing operations for the Company's first quarter of fiscal 1997 increased to $21.9 million from $20.7 million for the corresponding quarter of 1996, representing an increase of 6%. The increase in revenue relates primarily to increased business generated by the Source joint venture in the US and market research services from the Company's businesses in the US and UK. Currency exchange rate movements, principally in Japan, negatively impacted fiscal 1997 revenues by $0.8 million or 4%.

PRODUCTION COSTS

         Production costs from continuing operations increased to $12.7 million (58% of revenue) from $11.8 million (57% of revenue) in the comparable quarter of fiscal 1996. The 8% increase in costs was attributable to production costs associated with the revenue growth.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs from continuing operations decreased to $8.3 million (38% of revenue) from $8.8 million (43% of revenue) in the comparable quarter of fiscal 1996. The 6% decrease is the result of restructuring in the US and international publishing operations completed during fiscal 1996 and the closure of unprofitable product lines to which high selling, general and administrative costs were attributable.

NET INTEREST EXPENSE

         Net interest expense from continuing operations for the quarter ended September 30, 1996 was $0.1 million, the same as for the equivalent quarter in fiscal 1996, with the effects of the reduced level of cash invested being mitigated by an improved rate of return.

INCOME TAXES

         The Company incurred an income tax expense of $0.2 million for the three months ended September 30, 1996 on pre-tax profit of $0.4 million, an effective rate of 39%. The 1996 effective tax rate was (126%) on pre-tax operating loss of $0.4 million.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company's cash, cash equivalents and short-term marketable securities in continuing operations totalled $52.5 million, an increase of $5.1 million from the $47.4 million balance at June 30, 1996. The increase is primarily due to movements in working capital. The current ratio from continuing operations at September 30, 1996 increased to 3.1 from 2.6 at June 30, 1996.

         The Company anticipates, in fiscal year 1997 and in subsequent years, its capital expenditures and working capital requirements will be funded from existing cash, cash equivalents and marketable securities, internally generated funds, and funds from the divestiture of its non-database business segment and its International publishing unit. The timing and magnitude of future acquisitions will continue to be the single most important factor in determining the Company's long-term capital needs.

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


Date: November 12, 1996             Pharmaceutical Marketing Services Inc.



                                     By /s/       Dennis M J Turner
                                        --------------------------------
                                     Dennis M J Turner
                                     Chief Executive Officer

                                     On behalf of the registrant
                                     and as principal financial
                                     officer.

                                INDEX TO EXHIBITS

        Exhibit               Description                           Page Number

         11        Computation of Earnings (Loss) per Share             12