Form 10-Q
period 1996-12-31
PHARMACEUTICAL MARKETING SERVICES INC
filed 1997-02-14
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996


                         Commission file number 01-9723
                                               --------


                     PHARMACEUTICAL MARKETING SERVICES INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                            51-0335521
            --------                                            ----------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

                    Suite 912, 45 Rockefeller Plaza, NY10111
                    ----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (212) 841 0610
                                                           --------------


                  ---------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


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

As of January 31, 1997, there were outstanding 13,196,975 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations
         (unaudited) for the Three and Six Months
         Ended December 31, 1996 and 1995.............................         3

         Consolidated Balance Sheets as of
         December 31, 1996 (unaudited) and
         June 30, 1996................................................         4

         Consolidated Statements of Cash Flows
         (unaudited) for the Six Months Ended
         December 31, 1996 and 1995...................................         5

         Notes to Consolidated Financial Statements...................         6


Item 2.  Management's Discussion and Analysis
         of Results of Operations and
         Financial Condition..........................................         8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security-Holders.............................................        10

Item 6.  Exhibits and Reports on Form 8-K.............................        10

         Signatures...................................................        11

         Index to Exhibits............................................        12

PART I.                       FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                             ------------------          ----------------
                                                 DECEMBER 31,              DECEMBER 31,
                                                 ------------              ------------
                                              1996         1995         1996         1995
                                            --------     --------     --------     --------
Revenue                                     $ 26,552     $ 24,290     $ 48,474     $ 44,999
Production costs                             (14,109)     (12,598)     (26,796)     (24,354)
Selling, general and administrative
     expenses                                 (9,709)      (8,301)     (18,017)     (17,130)
Amortization of intangible assets               (397)        (523)        (851)      (1,034)
                                            --------     --------     --------     --------
Operating income                               2,337        2,868        2,810        2,481
Interest expense                                (797)        (675)      (1,537)      (1,437)
Interest and other income                        740          690        1,412        1,424
                                            --------     --------     --------     --------
Income from continuing operations before
     income taxes and minority interest        2,280        2,883        2,685        2,468
Income tax (provision) benefit                  (798)        (521)        (956)           1
Minority interest                                (25)          18          (46)          29
                                            --------     --------     --------     --------
Income from continuing operations              1,457        2,380        1,683        2,498
                                            --------     --------     --------     --------

Loss from discontinued operations, net        (9,914)      (1,081)      (9,914)      (1,754)
                                            --------     --------     --------     --------
Net income (loss)                           $ (8,457)    $  1,299     $ (8,231)    $    744
                                            ========     ========     ========     ========

Income (loss) per share:
  Continuing operations                     $   0.11     $   0.18     $   0.13     $   0.19
  Discontinued operations, net                 (0.74)       (0.08)       (0.74)       (0.13)
                                            --------     --------     --------     --------
  Net income (loss) per share               $  (0.63)    $   0.10     $  (0.61)    $   0.06
                                            ========     ========     ========     ========
Common stock and common stock
     equivalents                              13,328       13,404       13,248       13,337



    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

ASSETS
                                                                  DECEMBER 31, 1996      JUNE 30, 1996
                                                                  -----------------      -------------
                                                                        (Unaudited)
Current assets
        Cash and cash equivalents                                         $  21,201          $  12,669
        Marketable securities                                                32,493             16,174
        Accounts receivable, principally trade
          (less allowance for doubtful accounts of
          $625 and $400, respectively)                                       29,040             29,283
        Work in process                                                       3,368              2,986
        Prepaid expenses and other current assets                             8,732              7,398
        Net current assets of discontinued operations                         3,207              9,276
                                                                          ---------          ---------
            Total current assets                                             98,041             77,786

Marketable securities                                                         2,041             18,515
Property and equipment, net                                                  11,118              9,004
Goodwill, net                                                                25,566             25,895
Other assets, net                                                             8,925              8,613
Net assets of discontinued operations                                        24,221             33,595
                                                                          ---------          ---------
        Total assets                                                      $ 169,912          $ 173,408
                                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Current maturities of long-term debt                              $     166          $     219
        Accounts payable                                                      4,456              4,411
        Accrued liabilities                                                  13,787             11,489
        Unearned income                                                      17,450             14,040
                                                                          ---------          ---------
        Total current liabilities                                            35,859             30,159

Long-term debt                                                               69,061             69,131
Other liabilities                                                               383                454
Minority interest                                                               110                710
                                                                          ---------          ---------
    Total liabilities                                                       105,413            100,454
                                                                          ---------          ---------

Stockholders' equity

        Common stock, $0.01 par value, 25,000,000
           shares authorized and 13,190,475 and 13,169,275 shares
           issued and outstanding, respectively                                 132                132
        Paid-in capital                                                      87,104             86,923
        Accumulated deficit                                                 (23,007)           (14,776)
        Cumulative translation adjustment                                       278                722
        Unrealized loss on investments, net of
           income tax benefit of $5 and $32 respectively                         (8)               (47)
                                                                          ---------          ---------
        Total stockholders' equity                                           64,499             72,954
                                                                          ---------          ---------
        Total liabilities and stockholders' equity                        $ 169,912          $ 173,408
                                                                          =========          =========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                             ----------------
                                                                               DECEMBER 31,
                                                                               ------------
                                                                             1996         1995
                                                                           --------     --------
Net cash provided by (used in) operating activities                        $  6,001     $ (7,970)
                                                                           --------     --------
Cash flows provided by (used in) investing activities:
       Capital expenditures                                                  (2,896)      (1,024)
       Proceeds from sale of assets relating to discontinued operations       2,807            0
       Sale of marketable securities                                            188        4,035
       Acquisitions payments, net of cash acquired                                0         (592)
                                                                           --------     --------
Net cash provided by investing activities                                        99        2,419
                                                                           --------     --------
Cash flows provided by (used in) financing activities:
       Net proceeds from options exercised                                      181          355
       Repayments of long-term debt and capital lease obligations              (126)        (173)
                                                                           --------     --------
Net cash provided by financing activities                                        55          182
Effect of discontinued operations                                             2,194         (459)
Effect of exchange rate movements                                               183        2,304
                                                                           --------     --------
Net increase (decrease) in cash and cash equivalents                          8,532       (3,524)
Cash and cash equivalents at beginning of period                             12,669       27,828
                                                                           --------     --------
Cash and cash equivalents at end of period                                 $ 21,201     $ 24,304
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

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       INTERIM UNAUDITED FINANCIAL INFORMATION

                  The accompanying statements of operations for the three and six months ended December 31, 1996 and 1995, the statements of cash flows for the six months ended December 31, 1996 and 1995, the balance sheet as of December 31, 1996 and the related information of Pharmaceutical Marketing Services Inc. (the "Company" or "PMSI") included in these notes to the financial statements are unaudited. These financial statements, where applicable, have been restated for discontinued operations. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of continuing operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                  At December 31, 1996, Source Informatics Inc. ("Source") owned 7.6% of the Company's common stock.

2.       INCOME (LOSS) PER SHARE

                  Earnings per share for the three and six months ended December 31, 1996 and 1995 were computed based upon the weighted average number of shares outstanding and common stock equivalents (stock options) using the treasury stock method.

3.       INCOME TAXES

                  The effective continuing operations income tax rates for the quarters ended December 31, 1996 and 1995 were 35% and 18%, respectively. For the six months ended December 31, 1996 and 1995 the effective income tax rates were 36% and 0%, respectively. The 1997 fiscal year effective income tax rate is based on the Company's projected mix of country profits which includes actual results for the six months ended December 31, 1996.

4.       GOODWILL

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

5.       DISCONTINUED OPERATIONS

                  In the third quarter of fiscal 1996, the Company made the determination that substantially all of its non-database marketing and communication businesses would be sold and, therefore, accounted for those businesses as Discontinued Operations.

                  Upon adoption of the plan, the Company recorded a charge of $5.7 million in Discontinued Operations which included an estimate of operating income, net of tax, of $2.0 million during the phase out period. Based on its quarterly review of the assumptions used in determining the estimated loss relating to the Discontinued Operations, the Company recorded an additional net charge for loss on the disposal of the Discontinued Operations of $9.9 million during the quarter ending December 31, 1996. This charge was principally a result of the changes in the estimated proceeds from the remaining businesses to be sold. The charge also includes a reduction of $1.8 million, net of an income tax benefit of $1.0 million, to the original estimate of the income to be generated in the phase out period.

                  During the quarter, the Company completed the sale of two communications businesses in Europe. Proceeds from the sale of these businesses were within the Company's original expectations. A firm commitment is expected to be entered in to with regard to the divestment of each of the three remaining businesses by March 31, 1997. Net assets of $27.4 million related to the discontinued operations have been segregated in the December 31, 1996 balance sheet.

                  The loss from the Discontinued Operations for the three and six months ended December 31, 1996 were $0.3 million and $0.8 million net of income taxes, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES


         The operating results for the three and six months ended December 31, 1996 reflect the Company's decision to focus on being an information provider to the pharmaceutical and healthcare industries. The Company is divesting its non-database business segment consisting of its European communication and marketing services group. The Company also plans to sell its international publishing business which is included in continuing operations.


                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

REVENUE

         Revenue from continuing operations for the Company's second quarter of fiscal 1997 increased to $26.6 million from $24.3 million for the corresponding quarter of 1996, representing an increase of 9%. The increase in revenue relates primarily to targeting and market research services from the Company's businesses in the US and its convention business in Japan. Currency exchange rate movements, principally in Japan and the Netherlands, negatively impacted the quarter's revenues by $1.1 million, or 4%.

PRODUCTION COSTS

         Production costs from continuing operations increased to $14.1 million (53% of revenue) from $12.6 million (52% of revenue) in the comparable quarter of fiscal 1996. The 12% increase in costs was attributable to additional costs associated with the revenue growth.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs from continuing operations increased to $9.7 million (36% of revenue) from $8.3 million (34% of revenue) in the comparable quarter of fiscal 1996. The 17% increase was principally due to increases in selling costs associated with improved revenue, timing differences in corporate expenditure and the reversal during quarter 2 of fiscal 1996 of accruals no longer deemed necessary within the Company's businesses in the US, resulting in a non-recurring reduction in selling, general and administrative costs.

NET INTEREST EXPENSE

         Net interest expense from continuing operations for the quarter ended December 31, 1996 was at $0.1 million, which was comparable with the equivalent quarter in fiscal 1996. The effects of the reduced level of cash invested were mitigated by an improved rate of return.

INCOME TAXES

         The Company incurred an income tax charge of $0.8 million for the three months ended December 31, 1996 on pre-tax profit of $2.3 million, an effective rate of 35%. The fiscal 1996 effective tax rate was 18% on pre-tax operating profit of $2.9 million.

         The rate differential reflects changes in the anticipated mix of country profits for the year ending June 30, 1997 and lower utilization of net operating loss carry forwards in fiscal 1997.

DISCONTINUED OPERATIONS

         Based upon its quarterly review of the assumptions used in determining the estimated loss relating to the Discontinued Operations, discussions with its advisers and prospective purchasers of the discontinued businesses and the timescale associated with the completion of the remaining disposals, the Company recorded a net charge for the loss on disposal of the Discontinued Operations of $9.9 million during the quarter ended December 31, 1996. This was principally the result of changes to the original estimates of net proceeds and income generated during the phase out period from the remaining businesses to be sold.

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

REVENUE

         Revenue for the six months ended December 31, 1996 increased to $48.5 million from $45.0 million for the corresponding period in 1995. The 8% increase is due to growth in all businesses, but in particular, the Company's targeting and market research businesses in the US. Currency exchange rate movements, mainly in Japan and the Netherlands, negatively impacted the half year by $1.9 million, or 4%.

PRODUCTION COSTS

         Production costs increased to $26.8 million (55% of revenue) from $24.4 million (54% of revenue) in the comparable period of fiscal 1996. The 10% increase in costs was mainly attributable to revenue growth.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs increased to $18.0 million (37% of revenue) from $17.1 million (35% of revenue) in the comparable period of fiscal 1996. The 5% increase was attributable to the effects of non-recurring items during the quarter ended December 31, 1996 that resulted in a non-recurring reduction in selling, general and administrative costs for that period.

NET INTEREST EXPENSE

         Net interest expense for the six months ended December 31, 1996 was $0.1 million. There was no net interest charge or income for the comparable period of fiscal 1996. The net expense is due to the lower level of cash available for investment.

INCOME TAXES

         The Company recorded a tax expense of $1.0 million for the six months ended December 31, 1996 on a pre-tax profit of $2.7 million, an effective rate of 36%. The fiscal 1996 effective rate for the comparable period was 0% on a pre-tax operating profit of $2.5 million.

         The rate differential reflects a $0.5 million tax credit recorded in the first quarter of fiscal 1996 and changes in the anticipated mix of profits plus lower utilization of net operating loss carry forwards for the year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company's cash, cash equivalents and marketable securities in continuing operations totalled $55.7 million, an increase of $8.3 million from the $47.4 million balance at June 30, 1996. The increase is primarily due to movements in working capital and proceeds from the sale of assets relating to discontinued operations. The current ratio from continuing operations at December 31, 1996 increased to 2.7 from 2.6 at June 30, 1996.

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

         Exhibits

         11          Computation of Earnings per Share.

         Reports on Form 8-K
                     None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 13, 1997                 Pharmaceutical Marketing Services Inc.
                                        --------------------------------------



                                        By /s/ Norman Lindsay
                                          ------------------------------------
                                               Norman Lindsay
                                               Chief Financial Officer

                                               On behalf of the registrant and
                                               as principal financial officer.

                                INDEX TO EXHIBITS

Exhibit                        Description                           Page Number
-------                        -----------                           -----------
  11             Computation of Earnings (Loss) per Share                12