Form 10-Q
period 1997-03-31
PHARMACEUTICAL MARKETING SERVICES INC
filed 1997-05-15
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997


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

As of April 30, 1997, there were outstanding 13,196,975 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                              PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  (unaudited) for the Three and Nine Months
                  Ended March 31, 1997 and 1996....................              3

                  Consolidated Balance Sheets as of
                  March 31, 1997 (unaudited) and
                  June 30, 1996....................................              4

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Nine Months Ended
                  March 31, 1997 and 1996..........................              5

                  Notes to Consolidated Financial Statements.......              6


Item 2.  Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition..............................              8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
                  Security-Holders.................................             11

Item 6.           Exhibits and Reports on Form 8-K.................             11

                  Signatures.......................................             12

                  Index to Exhibits................................             13

PART I.                        FINANCIAL INFORMATION
ITEM 1.                        FINANCIAL STATEMENTS

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        ------------------              -----------------
                                                            MARCH 31,                       MARCH 31,
                                                            ---------                       ---------
                                                       1997            1996            1997            1996
                                                       ----            ----            ----            ----
Revenue                                             $ 22,794        $ 23,126        $ 71,268        $ 68,125

Production costs                                     (12,453)        (13,651)        (39,249)        (38,005)

Selling, general and administrative expenses          (8,031)         (8,490)        (26,048)        (25,620)

Amortization of intangible assets                       (438)           (524)         (1,289)         (1,558)

Impairment of long-lived assets                           --          (2,368)             --          (2,368)

Restructuring charge                                      --          (2,314)             --          (2,314)

Operating loss from assets held for sale                (287)             --            (287)             --
                                                    --------        --------        --------        --------

Operating income (loss)                                1,585          (4,221)          4,395          (1,740)

Interest expense                                        (756)           (610)         (2,293)         (2,047)

Interest and other income                                729             435           2,141           1,859
                                                    --------        --------        --------        --------
Income (loss) from continuing operations
   before income taxes                                 1,558          (4,396)          4,243          (1,928)

Income tax provision                                    (546)           (276)         (1,502)           (276)

Minority interest                                         34              12             (12)             41
                                                    --------        --------        --------        --------

Income (loss) from continuing operations               1,046          (4,660)          2,729          (2,163)

Loss from discontinued operations, net                    --          (1,452)             --          (3,205)

Loss on disposal of discontinued operations,
    net                                                   --          (5,710)         (9,914)         (5,710)
                                                    --------        --------        --------        --------

Net income (loss)                                   $  1,046        $(11,822)       $ (7,185)       $(11,078)
                                                    ========        ========        ========        ========

Income (loss) per share:

  Income (loss) from continuing operations          $   0.08        $  (0.35)       $   0.21        $  (0.17)

  Loss from discontinued operations                       --           (0.11)             --           (0.24)

  Loss on disposal of discontinued operations             --           (0.43)          (0.75)          (0.44)
                                                    --------        --------        --------        --------

  Net income (loss) per share                       $   0.08        $  (0.89)       $  (0.54)       $  (0.85)
                                                    ========        ========        ========        ========

Common stock and common stock equivalents             13,316          13,146          13,268          13,110

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                     ASSETS
                                                                      MARCH 31, 1997   JUNE 30, 1996
                                                                      --------------   -------------
Current assets                                                         (Unaudited)
        Cash and cash equivalents                                       $ 23,204        $  12,669
        Marketable securities                                             37,686           16,174
        Accounts receivable, principally trade
          (less allowance for doubtful accounts of
          $561 and $400, respectively)                                    23,689           29,283
        Work in process                                                    3,075            2,986
        Prepaid expenses and other current assets                          9,285            7,398
        Net current assets held for sale                                   3,425               --
        Net current assets of discontinued operations                         --            9,276
                                                                        --------        ---------
            Total current assets                                         100,364           77,786

Marketable securities                                                      4,312           18,515
Property and equipment, net                                               11,025            9,004
Goodwill, net                                                             25,185           25,895
Other assets, net                                                          9,140            8,613
Net assets held for sale                                                  16,462               --
Net assets of discontinued operations                                         --           33,595
                                                                        --------        ---------
    Total assets                                                        $166,488        $ 173,408
                                                                        ========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

        Current maturities of long-term debt                            $    143        $     219
        Accounts payable                                                   4,665            4,411
        Accrued liabilities                                               12,685           11,489
        Unearned income                                                   16,867           14,040
                                                                        --------        ---------
        Total current liabilities                                         34,360           30,159
Long-term debt                                                            69,044           69,131
Other liabilities                                                            585              454
Minority interest                                                            125              710
                                                                        --------        ---------
    Total liabilities                                                    104,114          100,454
                                                                        --------        ---------

Stockholders' equity

        Common stock, $0.01 par value, 25,000,000
           shares authorized and 13,196,975 and 13,169,275 shares
           issued and outstanding, respectively                              132              132
        Paid-in capital                                                   87,158           86,923
        Accumulated deficit                                              (21,959)         (14,776)
        Cumulative translation adjustment                                 (2,938)             722
        Unrealized loss on investments, net of
           income tax benefit of $12 and $32, respectively                   (19)             (47)
                                                                        --------        ---------
                                                                          62,374           72,954
                                                                        --------        ---------
        Total stockholders' equity                                            --               --

        Total liabilities and stockholders' equity                      $166,488        $ 173,408
                                                                        ========        =========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                                      MARCH 31,
                                                                                      ---------
                                                                                1997           1996
                                                                                ----           ----

Net cash provided by (used in) operating activities                           $11,194        $(3,325)
                                                                              -------        -------
Cash flows provided by (used in) investing activities:

       Capital expenditures                                                    (3,607)        (3,484)

       Proceeds from the sale of property and equipment                            --            162

       Proceeds from sale of assets relating to discontinued operations         3,825             --

       Purchase of marketable securities, net                                  (7,287)          (240)

       Acquisitions payments, net of cash acquired                                 --           (607)
                                                                              -------        -------

Net cash used in investing activities                                          (7,069)        (4,169)
                                                                              -------        -------
Cash flows provided by (used in) financing activities:
       Net proceeds from options exercised                                        235            746
       Repayments of long-term debt and capital lease obligations                (165)          (476)
                                                                              -------        -------

Net cash provided by financing activities                                          70            270

Effect of discontinued operations                                               8,261          1,808

Effect of exchange rate movements                                              (1,921)        (2,231)
                                                                              -------        -------

Net increase (decrease) in cash and cash equivalents                           10,535         (7,647)

Cash and cash equivalents at beginning of period                               12,669         27,840
                                                                              -------        -------

Cash and cash equivalents at end of period                                    $23,204        $20,193
                                                                              =======        =======


    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       INTERIM UNAUDITED FINANCIAL INFORMATION

                  The accompanying statements of operations for the three and nine months ended March 31, 1997 and 1996, the statements of cash flows for the nine months ended March 31, 1997 and 1996, the balance sheet as of March 31, 1997 and the related information of Pharmaceutical Marketing Services Inc. (the "Company" or "PMSI") included in these notes to the financial statements are unaudited. These financial statements, where applicable, have been restated for discontinued operations. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                  At March 31, 1997, Source Informatics Inc. ("Source") owned 7.6% of the Company's common stock.

2.       INCOME (LOSS) PER SHARE

                  Earnings per share for the three and nine months ended March 31, 1997 and 1996 were computed based upon the weighted average number of shares outstanding and common stock equivalents (stock options), to the extent that their inclusion had a dilutive effect on earnings per share, using the treasury stock method.

3.       INCOME TAXES

                  The effective continuing operations income tax rates for the quarters ended March 31, 1997 and 1996 were 35% and 106%, respectively. For the nine months ended March 31, 1997 and 1996 the effective income tax rates were 35% and 114%, respectively. The 1997 fiscal year effective income tax rate is based on the Company's projected mix of country profits which includes actual results for the nine months ended March 31, 1997.

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

                  Upon adoption of the plan, the Company recorded a charge of $5.7 million in Discontinued Operations which included an estimate of operating income, net of tax, of $2.0 million during the phase out period. Based on its quarterly review of the assumptions used in determining the estimated loss relating to the Discontinued Operations, the Company recorded an additional net charge for loss on the disposal of the Discontinued Operations of $9.9 million during the quarter ending December 31, 1996. This charge was principally a result of the changes in the estimated proceeds from the remaining businesses to be sold. The charge also included a reduction of $1.8 million, net of an income tax benefit of $1.0 million, to the original estimate of the income to be generated in the phase out period.

                  Of the three businesses remaining to be sold at 31 December 1996, one was sold during the third quarter, the Company entered into a firm commitment regarding the sale of another, and one business remained to be sold. In accordance with EITF90-6, the net assets of this remaining business, together with the remaining accrual for the loss expected to be generated on disposition, are now classified as net current assets held for sale and net assets held for sale in the balance sheet at March 31, 1997 and its operating loss for the quarter is recorded in operating income as a separate item.

                  The loss from the Discontinued Operations for the three and nine months ended March 31, 1997 were $0.4 million and $1.3 million net of income taxes, respectively.

ITEM 2.

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


         The operating results for the three and nine months ended March 31, 1997 reflect the Company's decision to focus on being an information provider to the pharmaceutical and healthcare industries. One business from the Company's non-database segment consisting of its European communication and marketing services group is still to be divested. This business is reflected as "Assets held for sale". The Company also plans to sell its international publishing business which is included in continuing operations.


                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUE

         Revenue from continuing operations for the Company's third quarter of fiscal 1997 decreased to $22.8 million from $23.1 million for the corresponding quarter of 1996, representing a decrease of 1%. The decrease in revenue related primarily to the Company's international publishing business and the divestment of two poorly performing database businesses during fiscal 1997. The revenue reduction in these businesses masked the growth recorded by the ongoing information services businesses. Currency exchange rate movements, principally in Japan and the Netherlands, negatively impacted the quarter's revenues by $0.7 million, or 3%.

PRODUCTION COSTS

         Production costs from continuing operations decreased to $12.5 million (55% of revenue) from $13.6 million (59% of revenue) in the comparable quarter of fiscal 1996. The 8% decrease in costs was associated with the reduced revenue.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs from continuing operations decreased to $8.0 million (35% of revenue) from $8.5 million (37% of revenue) in the comparable quarter of fiscal 1996. The 6% decrease was principally due to improved control over administrative expenses following the divestment of poorly performing database businesses which had disproportionately high selling, general and administrative costs.


NET INTEREST EXPENSE

         Net interest expense from continuing operations for the quarter ended March 31, 1997 was $0.1 million, compared with $0.2 million in the equivalent quarter in fiscal 1996. The net improvement was due to improved rates of return and interest income from assets held for sale.

INCOME TAXES

         The Company incurred an income tax charge of $0.5 million for the three months ended March 31, 1997 on pre-tax profit of $1.6 million, an effective rate of 35%. The fiscal 1996 effective tax rate was 106% on a pre-tax operating loss of $4.4 million.

         The rate differential reflected changes in the anticipated mix of country profits for the year ending June 30, 1997 and the effects, in the third quarter of fiscal 1996, of charges for impairment of long-lived assets and restructuring.


                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUE

         Revenue for the nine months ended March 31, 1997 increased to $71.3 million from $68.1 million for the corresponding period in 1996. The 5% increase was due to growth in all businesses, but in particular, the Company's targeting and market research businesses in the US. Currency exchange rate movements, mainly in Japan and the Netherlands, negatively impacted revenue for the nine month period by $2.5 million, or 4%.

PRODUCTION COSTS

         Production costs increased to $39.3 million (55% of revenue) from $38.0 million (56% of revenue) in the comparable period of fiscal 1996. The 3% increase in costs was attributable to revenue growth.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs increased to $26.0 million (36% of revenue) from $25.6 million (38% of revenue) in the comparable period of fiscal 1996. The 2% increase in costs was attributable to higher selling costs partially offset by savings from the divestment of non-performing database businesses.

NET INTEREST EXPENSE

         The net interest expense for the nine months ended March 31, 1997 and for the same period in fiscal 1996 was $0.2 million.

INCOME TAXES

         The Company recorded a tax charge of $1.5 million for the nine months ended March 31, 1997 on a pre-tax profit of $4.2 million, an effective rate of 35%. The fiscal 1996 effective rate for the comparable period was 114% on a pre-tax operating loss of $1.9 million.

         The rate differential reflected changes in the anticipated mix of profits for the year ended June 30, 1997 plus the effects of charges for impairment of long-lived assets and restructuring in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's cash, cash equivalents and marketable securities in continuing operations totalled $65.2 million, an increase of $17.8 million from the $47.4 million balance at June 30, 1996. The increase was primarily due to movements in working capital and proceeds from the sale of assets relating to discontinued operations. The current ratio at March 31, 1997 increased to 2.9 from 2.6 at June 30, 1996 due to the increase in cash and cash equivalents.

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

RECENTLY ISSUED ACCOUNTING STANDARD

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. The new standard requires changes to computation, presentation and disclosure requirements of primary and fully diluted earnings per share. The Company has not yet made a determination of the impact of the new standard on the financial statements and related disclosures, but does not expect the calculated earnings per share to be significantly affected.

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


Date: May 14, 1997               Pharmaceutical Marketing Services Inc.



                                 By /s/ Norman Lindsay
                                    ----------------------------------
                                 Norman Lindsay
                                 Chief Financial Officer

                                 On behalf of the registrant and as principal financial officer.

                                INDEX TO EXHIBITS


Exhibit                        Description                           Page Number
-------                        -----------                           -----------
  11              Computation of Earnings (Loss) per Share               14