Form 10-K
period 1997-06-30
PHARMACEUTICAL MARKETING SERVICES INC
filed 1997-09-17
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]


                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE PERIOD FROM JULY 1, 1996 TO JUNE 30, 1997

                         COMMISSION FILE NUMBER: 01-9723

                     PHARMACEUTICAL MARKETING SERVICES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                              51-0335521
          (State or other jurisdiction of               (I.R.S. employer
          incorporation or organization)               identification no.)

 SUITE 912, 45 ROCKEFELLER PLAZA, NEW YORK                  10111
 (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (212) 841 0610

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                      ON WHICH REGISTERED
             -------------------                      -------------------
                                     None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of the Common Stock of the registrant held by non-affiliates as of September 12, 1997 was approximately $139,369,340 million.

                  As of September 12, 1997 there were outstanding 13,245,675 shares of Common Stock of Pharmaceutical Marketing Services Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  The registrant's definitive proxy statement for its meeting of stockholders in connection with its fiscal year ended June 30, 1997, which is to be filed pursuant to Regulation 14A not later than October 30, 1997 is incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

               Pharmaceutical Marketing Services Inc., a Delaware corporation (the "Company" or "PMSI"), provides a range of information services to pharmaceutical and healthcare companies in the United States, Europe and Japan to enable them to optimize their financial performance in a value driven environment. Most of the Company's information services are generated from its own proprietary databases containing unique prescription, managed care, healthcare market and medical prescriber data.

               In May 1996, the Company announced that, following the conclusion of a strategic assessment, it would develop its business as a focused information services provider to the pharmaceutical and healthcare industries, and that its communication businesses ("non-database segment") would be divested. The divestment of this segment was completed during fiscal 1997, with the exception of the company's point of sale marketing business in France, which is shown in this annual report and the Company's financial statements as "assets held for sale". PMSI also disposed of two database businesses that did not meet performance expectations during fiscal 1997 and completed the sale of its international medical publishing business in the Netherlands in July 1997.

               PMSI's principal executive offices are located at Suite 912, 45 Rockefeller Plaza, New York, and its telephone number is (212) 841-0610.


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

Proprietary Databases

               A variety of proprietary databases provide the foundation of most of PMSI's business. The Company's prescriber profile databases (the "Prescriber Profile Databases") contain extensive information on individual prescribers, including attitudes and prescribing behavior, collected from physicians through self-administered surveys in seven countries. In addition, the Company jointly exploits, through a long-term agreement, a database of prescription data (the "Source Database") created and maintained by Source. This database contained information relating to over 3 billion prescriptions dispensed by retail and mail order pharmacies in the United States over the 24-month period ended June 30, 1997. Over 90% of the prescriptions in the Source Database are matched to about 1.1 million physicians and other prescribers writing them. Data for the Source Database is collected from retail and mail order pharmacies in the United States. PMSI has signed definitive agreements with Source and National Data Corporation ("NDC"), subject to PMSI stockholder approval, to sell its interest in the Source Database business in the United States to NDC and to acquire the Source Europe business, which is developing similar databases in a number of European countries. The Company also maintains various other comprehensive databases including: healthcare legislation and key influencers in the United States and the United Kingdom; a managed care database, which details cost containment measures imposed by United States managed care organizations ("MCOs") that influence or restrict physicians' prescribing activities, and which also covers formularies, administrators and the physicians affiliated with the MCOs; and databases of pharmaceutical product prices and reimbursement in the United Kingdom.

                 The Company does not hold any identifiable individual patient data, except with the patients' prior permission for follow-up research or disease management purposes.

Targeting Information Services

               Through the use of PMSI's targeting information services, a pharmaceutical company is able to target its promotional programs to the optimal audience of prescribers and other healthcare professionals who influence or, in some cases, control prescribing decisions. The Company's targeting services include the SCRIPTRAC service, which is generated from the Prescriber Profile Databases and delivered in a PC-software package. It enables pharmaceutical companies in seven countries to identify prescribers who, because of therapeutic specialty, practice demographics, or other factors, are the most likely to prescribe a pharmaceutical company's product. The Company also licenses SCRIPTRAC to third parties in countries where it does not intend to establish operations.

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

               The Company also provides a targeting information service to over-the-counter ("OTC") pharmaceutical companies, the OTC PHYSICIAN DATABASE SERVICE, which provides managers of OTC products with the ability to target medical practitioners with a high potential for OTC sales through product recommendation to patients. The Company has signed a definitive agreement with NDC, subject to PMSI stockholder approval, to sell the OTC Physician Database service to NDC.

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

Added Value Services

               The Company provides pharmaceutical companies in the United States, and internationally in the United Kingdom, Belgium and the Netherlands with a range of added value and research services that are used (i) to study specific issues and trends in the marketplace and the broader health care industry, (ii) to evaluate the effectiveness of marketing programs and (iii) to analyze in depth particular components of a product marketing program at any stage of its implementation, and (iv) for consultancy on optimizing company strategy, marketing programs and product commercialization through its established support teams in the United States and Europe.

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

               The Company's research services include the MEDICAL ADVERTISING RECALL SERVICE, which assesses the effectiveness of advertisements in conveying a specific marketing message; STRATEGIC STUDIES, which report on key pharmaceutical industry topics, such as pharmaceutical company image and sales force structure and strategies; and MEDICAL RESEARCH OMNIBUS, which is a monthly omnibus survey of physicians based on personal interviews. In addition, PMSI has a CONSUMER RESEARCH capability to respond to the growing importance of consumer choice in the healthcare process to assist pharmaceutical companies in determining appropriate marketing strategies.

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

               Sales to the healthcare industry accounted for substantially all of the Company's revenue in fiscal 1997. Virtually every major pharmaceutical company is a customer of the Company. For the year ended June 30, 1997, PMSI's ten largest customers were responsible for 33% of its revenue, with no one customer accounting for more than 10%. Although the Company's business is dependent upon its relationships within the healthcare and pharmaceutical industries and the prospects of those industries, the Company's business would not be materially adversely affected by the loss of any single customer.

ACQUISITION AND DIVESTMENT STRATEGY

               PMSI has been built through a series of strategic acquisitions that have positioned the Company to provide comprehensive information services to the pharmaceutical and healthcare industries in major world markets. The Company intends to use its existing resources, together with the proceeds from its divestment program, to continue to acquire or enter into joint ventures with businesses that complement the range of services the Company offers in each of its markets. Possible candidates include marketing research companies, companies with pharmaceutical, medical, outcomes or healthcare economic databases, businesses with demonstrated ability to develop PC-based software that will add value to PMSI data and other associated companies that would benefit from the Company's capability in key world markets.

               The Company, from time to time, evaluates possible acquisitions and frequently has discussions with acquisition prospects. Subsequent to June 30, 1997, the Company announced that it had signed definitive agreements to acquire the Source Europe business from Source Informatics Inc. (Source), and to divest its minority interest in the Source Informatics venture in the United States together with its OTC Physician Survey business. The Company will file a proxy statement with the SEC, prior to calling a special meeting of PMSI's common stockholders. Subject to receiving the approval of PMSI common stockholders, the Company expects the transactions to close before the end of calendar year 1997.

               On July 30, 1997 the Company announced that it had finalized the sale of its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science for $9 million, resulting in a net gain on sale of approximately $3 million. The sale of these businesses formed part of the program of divestitures of non-core businesses announced by the Company in May 1996.


Commitments from Acquisitions Prior to Fiscal 1997

               Effective July 1, 1994, the Company acquired 80% of the common stock of Mediphase Limited ("Mediphase"), a specialist software and information company in the United Kingdom that has developed and markets retail pharmacy dispensary management software. As a condition of purchase, the Company obtained the right to acquire the remaining 20% of the common stock between July 1997 and July 1999, based upon the number of Mediphase systems installed at certain dates. In accordance with this, the minority interest in Mediphase Limited was acquired during July 1997 for $1.7 million. The Company also has commitments to contingent payments for CMA Medical Data Limited based on operating profit generated in the current fiscal year.

               On April 28, 1993, the Company purchased an 80% holding in IMR Finance, a French Corporation. During the period October 1, 1996 to December 31, 2002 the Company had the option to acquire the remaining 20% of the outstanding capital stock of IMR Finance. For the same period, the owners of the minority interest had the option to require the Company to purchase their holding based on a multiple of projected pre-tax earnings. During May 1997, the minority shareholders exercised their option and the Company purchased the remaining 20% of the outstanding share capital of IMR Finance for $2.6 million.

LONG-TERM AGREEMENTS

               In 1991, PMSI entered into two long-term licensing agreements with Walsh International Inc. ("Walsh"), one of which was assigned in 1996 to Source Informatics Inc. ("Source"), the prescription database business which was spun-off from Walsh in April 1996.

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

               Currently, the Company's ability to produce its SOURCE product line in the United States is dependent upon its partner, Source. Source was formed in April 1996 through a spin-off of Walsh's prescription database business, immediately prior to the initial public offering of Walsh. Source remains a privately held company with limited resources and, due to its investment in database development in Europe, currently is not profitable. If Source were not able to fund its part of the operating venture in the United States, PMSI has the right to an escrowed copy of the Alpha Database and Source's extrapolation methodology. The economic feasibility of the Company maintaining the Alpha Database on its own would be dependent upon its ability to maintain the operating venture's current revenue or generate substantial additional revenue from services derived from the Alpha Database. PMSI has signed a definitive agreement with Source, subject to PMSI stockholder approval, to acquire the Source Europe business and divest its interest in the joint operating venture with Source in the US. If approved by PMSI common stockholders, there will be no further dependency upon Source with regard to the Company's US business.

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

MANAGEMENT AND EXECUTIVE SERVICES AGREEMENT. Source provides certain management services covering executive management, accounting, legal and other services for and on behalf of the Company, principally in the United States, where comprehensive database contracts have been negotiated, and in the United Kingdom. In Germany and the Netherlands, PMSI provides specific management services to Walsh. Under the agreement, the services will be provided for various periods ranging to the end of calendar 1997 and are renewable automatically for one-year periods in the absence of notice of termination by any party. Certain management functions in the Company are performed by members of the management of Source, who also devote significant time to the affairs of Source. If the services of any such executives were to be unavailable to PMSI for any reason, it is likely that the cost to the Company of recruiting full-time management to replace such Source executives would exceed the management costs to be borne by PMSI under the management services agreement.

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

FACILITIES AGREEMENT. PMSI sublets from Source fully furnished office space in the United States and Walsh sublets similar facilities from the Company in the United States, the Netherlands and Germany. The initial terms of the subleases each run through calendar 1997, unless an earlier expiration date is provided in the relevant lease, and will be renewed automatically in the absence of termination by either party. Each company pays its pro rata share of the respective rental charges, based on space occupied.

HEALTH AND BENEFITS AGREEMENT. For certain operations in the United States, Belgium and the United Kingdom, Walsh or Source provides the employees of the Company with health insurance and other benefits comparable with those it offers to its own employees. PMSI reimburses Walsh or Source for its share of the actual costs of such benefits.

BACKLOG

               As of June 30, 1997, the Company had contracts running through 2001 of $103 million of which $45 million are for contracts to be completed by June 30, 1998.

COMPETITION

The Company's targeting information services in the United States, Japan, and most European countries are well established, although their market position may be affected in the future by competitors' efforts to create or acquire enhanced databases or to develop and market new products. The Company has competitors in physician targeting in virtually all markets, primarily from IMS, a division of the Cognizant Corporation, which competes in service and price. Some of the Company's competitors are divisions of larger companies with significantly more resources than the Company.

INDUSTRY REGULATION

               The pharmaceutical industry is subject to extensive regulations in the countries in which the Company operates. A number of governments have enacted regulations limiting the prices pharmaceutical companies may charge for drugs. While the Company believes that cost containment measures that may be adopted by government agencies will cause pharmaceutical companies to seek more effective means of marketing their products (which will benefit the Company in the medium and long term), such governmental regulation has caused pharmaceutical companies to revise or reduce their marketing programs. These cost containment measures, together with pharmaceutical companies' desire to increase market share or improve their research pipelines, have caused both vertical and horizontal integration and several significant mergers.

               In addition to pharmaceutical industry regulation, the Company is directly subject to certain restrictions on the collection and use of data. There has been legislation enacted in many countries to regulate the collection, use and dissemination of certain information that may be deemed to be personal. All countries of the European Union are required to have data privacy legislation in effect no later than 1998. In the United States, certain states have enacted legislation prohibiting the use of personally identifiable prescription drug information without consent. Because the Company does not generally receive information regarding the identity of patients, the Company believes that such state legislation will have no material adverse effect on its business. There can be no assurance that future legislation or regulations will not directly or indirectly restrict the dissemination of information regarding physicians or prescriptions. Such legislation, if enacted, could have a material adverse effect on the operations of the Company.

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

EMPLOYEES

               As of June 30, 1997, the Company's operations had approximately 595 full-time employees. Of these employees, 287 are located in the United States, with the remainder located in Europe and Japan. In the Netherlands and France, PMSI has Workers Committees, a legal requirement in those countries. There are no collective bargaining agreements in effect with employees of the Company. The Company considers its relationships with its employees to be good.


ITEM 2.   PROPERTIES

               PMSI leases or subleases space in various locations in the United States, Europe and Japan. In those instances in which the Company is a sublessee, Walsh or Source is the sublessor, and the subleases have terms extending through calendar 1997, prior to renewal options. The Company's principal office facilities in the United States are located in Phoenix, Arizona and Newtown, Pennsylvania. The Company's usage of such facilities aggregates approximately 18,400 square feet for which the aggregate sublease rentals were $300,000 in 1997. In addition, the Company rents approximately 28,000 square feet of office facilities in Newtown, Pennsylvania, for $448,000 per annum under a lease expiring in 2000. The Company owns approximately 30,000 square feet of office and warehouse facilities in the Netherlands with a recorded cost of approximately $5.3 million.

ITEM 3.  LEGAL PROCEEDINGS

               The Company is not a party to any outstanding material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

               The Company's Common Stock is traded on the NASDAQ National Market System under the symbol PMRX.

               The reported high and low closing sales prices for the Company's Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years were:

               Calendar Year Period             High                          Low
               --------------------             ----                          ---

               1995
               Third Quarter                   12 3/4                        9
               Fourth Quarter                  16 1/4                       10

               1996
               First Quarter                   16 1/4                       12
               Second Quarter                  13 1/2                       9 3/8
               Third Quarter                   10 1/8                       6 1/8
               Fourth Quarter                  11 1/2                       8 5/8

               1997
               First Quarter                   10 3/4                       8 3/4
               Second Quarter                  11 5/8                       8 3/4


               As of September 12, 1997, there were approximately 1,132 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected financial data set forth below have been derived from the audited consolidated financial statements of PMSI for the year ended December 31, 1992, the six month transition period ended June 30, 1993 and the years ended June 30, 1994, 1995, 1996 and 1997, and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the historical consolidated financial statements, including the notes thereto, included elsewhere in this Report.

                                                          Six Months
                                           Year Ended       Ended
                                           December 31,    June 30,                        Year Ended June 30,
                                           ------------   ----------      -----------------------------------------------------
Statement of Operations Data:                 1992           1993           1994           1995           1996           1997
-----------------------------                -------       --------       --------       --------       --------       --------
Revenue                                    $  73,007       $ 34,654       $ 76,876       $ 89,893       $ 93,027       $ 98,485
Production costs                             (40,074)       (19,674)       (43,168)       (49,991)       (51,605)       (54,457)
Selling, general and administrative          (21,186)       (10,790)       (25,791)       (29,773)       (34,208)       (34,847)
Amortization of intangible assets             (2,430)          (811)        (1,541)        (1,889)        (2,012)        (1,733)
Income from assets held for sale               --             --             --             --             --                76
Impairment of long-lived assets                --             --             --             --            (2,368)         --
Restructuring costs                            --             --            (1,820)         --            (2,314)         --
                                           ---------       --------       --------       --------       --------       --------
Operating income                               9,317          3,379          4,556          8,240            520          7,524
Interest and other income                        910          1,683          2,805          2,940          2,503          3,299
Interest expense                                 (70)        (1,818)        (3,032)        (2,915)        (2,633)        (3,490)
                                           ---------       --------       --------       --------       --------       --------
Income from continuing operations
  before income taxes                         10,157          3,244          4,329          8,265            390          7,333
Income tax provision                          (3,859)        (1,167)        (1,662)        (2,950)        (1,156)        (2,655)
Minority interest                             --              --             --                (3)            57            (17)
                                           ---------       --------       --------       --------       --------       --------
Income (loss) from continuing operations       6,298          2,077          2,667          5,312           (709)         4,661

Income (loss) from discontinued
  operations, net                               (170)            65          2,057           (131)        (8,915)        (9,914)
                                           ---------       --------       --------       --------       --------       --------
Net income (loss)                          $   6,128       $  2,142       $  4,724       $  5,181       $ (9,624)      $ (5,253)
                                           =========       ========       ========       ========       ========       ========
Net income (loss) per share:

Continuing operations                          0.49            0.16           0.21           0.41          (0.05)          0.35
Discontinued operations, net                  (0.01)          --              0.15          (0.01)         (0.68)         (0.75)
                                           ---------       --------       --------       --------       --------       --------
Net income (loss) per share                $   0.48        $   0.16       $   0.36       $   0.40       $  (0.73)      $  (0.40)
                                           =========       ========       ========       ========       ========       ========
Common stock and in 1992, 1993, 1994
1995 and 1997 common stock equivalents       12,876          13,157         13,297         13,053         13,124         13,297


                                           December 31,                                June 30,
                                           ------------   ---------------------------------------------------------------------
Balance Sheet Data:                           1992           1993           1994           1995           1996           1997
-------------------                          -------       --------       --------       --------       --------       --------

Working capital (1)                        $ 36,972        $ 74,428       $ 74,553       $ 72,901       $ 47,627       $ 64,210
Total assets (2)                             91,427         189,028        189,229        187,681        173,408        167,202
Long-term debt, excluding current portion     --             69,423         69,248         69,295         69,131         69,552
Stockholders' equity                         62,277          64,398         73,525         86,697         72,954         63,744

(1) As of June 30, 1995 and 1996, includes net current assets of discontinued operations of $15,032 and $9,276, respectively. As of June 30, 1997 includes net current assets held for sale of $4,236.

(2) As of June 30, 1995 and 1996, includes total assets of discontinued operations of $50,032 and $42,871, respectively. As of June 30, 1997 includes net assets held for sale of $23,033.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

               The following discussion and analysis contains "forward looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the "forward looking" statements.

               Much of PMSI's business is based upon proprietary databases, computer technology and product know-how, and assets that are generally difficult, time-consuming or costly for third parties to duplicate. The Company's strategy is to take advantage of its operating leverage and grow the business by increasing the market penetration of existing products and services, by developing products and services for different national markets, and by creating new information services from data in the PMSI databases or from linking such data with data from third parties to meet the evolving information needs of the pharmaceutical and healthcare industry.

               The Company's future results will be dependent in part upon management's ability to take advantage of the operating leverage in the PMSI business by increasing revenues from both existing and new services.

Revenue

               Revenue for the year ended June 30, 1997 was $98.5 million, an increase of $5.5 million (6%) over revenue for the year ended June 30, 1996. Revenues grew significantly in the United States market research and database businesses, Japanese information services and UK market research division. This growth was partially offset by the revenue reduction of $1.0 million, due to the divestment of poorly performing database businesses at the end of fiscal 1996 and during this year. Currency exchange rate movements when compared to 1996 rates, principally in Japan and the Netherlands, negatively impacted the year's revenue by $3.5 million, or 4%.

               Revenue for the year ended June 30, 1996 was $93.0 million, an increase of $3.1 million (4%) over revenue for the year ended June 30, 1995. Revenues demonstrated growth in the United States market research and database businesses, Japan, our European Scriptrac businesses and from acquisitions completed in fiscal 1995. This was offset by a continued decrease in revenue in the United States direct marketing business due to the phasing out of low margin programs and the restructuring of the United Kingdom market research businesses.

Production Costs

         PMSI's production costs include the costs of data collection, outside supplies and services, internal computer costs and the costs attributable to personnel involved in the production of the Company's products and services.

         Production costs for the year ended June 30, 1997 were $54.5 million (55% of revenue), compared to $51.6 million (55% of revenue) for the year ended June 30, 1996. The 6% increase in costs was primarily attributable to revenue growth and new product development in Japan and Europe.

         Production costs for the year ended June 30, 1996 were $51.6 million (55% of revenue), compared to $50.0 million (56% of revenue) for the year ended June 30, 1995. The increase was primarily attributable to revenue growth, including from acquisitions completed in late fiscal 1995, and the launch of Scriptrac in Spain.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $34.8 million (35% of revenues) for the year ended June 30, 1997 as compared to $34.2 million (37% of revenues) for the same period in 1996. This was due to a reduction in general and administrative expenses arising from improved cost control in the US and following the divestment of poorly performing database businesses with disproportionately high general and administrative expenses.

         Selling, general and administrative expenses increased by $4.4 million to $34.2 million (37% of revenues) for the year ended June 30, 1996 as compared to $29.8 million (33% of revenues) for the same period in 1995. The increase was attributable to acquisitions completed in late fiscal 1995, new product development for which no revenue was generated and increases in staff to support additional clients for existing services.


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

         In the Company's consolidated financial statements, amortization has been recorded as follows (in thousands):

                  1995             1996             1997
                  ----             ----             ----
Databases         $   46           $  126          $    6
Software             248              247             205
Goodwill           1,595            1,639           1,522
                  ------           ------          ------
Total             $1,889           $2,012          $1,733
                  ======           ======          ======

         For the year ended June 30, 1997 compared to the same period in 1996, database, software and goodwill amortization decreased due to the effects of the charge for the impairment of long lived assets recorded during fiscal 1996.

         For the year ended June 30, 1996 compared to the same period in 1995, database, software and goodwill amortization increased due to the inclusion for the full year of acquisitions completed in 1995.

Impairment of Long Lived Assets and Restructuring Costs

         In the third quarter of fiscal 1996, the Company recorded $2.4 million write-down in the value of long lived assets, primarily goodwill and databases pursuant to the adoption of FAS 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of". In addition, the Company recorded $2.3 million of restructuring costs. These charges to earnings, $0.24 per share after tax effect, were primarily related to the disposal of two database businesses that did not meet performance expectations. At June 30, 1996, accrued liabilities and accounts payable included $0.9 million for restructuring liabilities. All such liabilities were paid during fiscal 1997.

Interest and Other Income/Interest Expense

         PMSI invests its excess cash with major banks, and cash equivalents and marketable securities in a professionally managed fund.

         For the year ended June 30, 1997, the Company's net interest expense was $0.2 million as compared to $0.1 million for the same period in 1996. An increased return on the Company's investments was offset by an increase in the interest expense, due to the allocation of enterprise interest to discontinued operations for a full year in 1996, but only for part of fiscal 1997.

         For the year ended June 30, 1996, the Company's net interest expense was $0.1 million as compared to interest income just under $0.1 million for the same period in the preceding year. The increased cost was primarily attributable to a decrease in funds invested.

Income Tax Provision

         The tax provisions of $3.0 million, $1.2 million and $2.7 million for the years ended June 30, 1995, 1996 and 1997, respectively, reflect taxes payable in respect of profitable foreign and domestic operations. At June 30, 1997, there were foreign net operating loss carryforwards of approximately $10.0 million available to reduce future foreign income taxes payable.

           Deferred tax assets recognized by the Company result from the anticipated carryback of future tax deductions to offset income taxes previously provided and the utilization of future tax deductions to reduce taxes payable on future taxable income. The reduction in the deferred tax asset recognized in the balance sheet at June 30, 1997 is due to the utilization of net operating losses in Japan and the UK. A valuation allowance has been made against a significant part of the net operating losses established in the current year, due to the expectation of further statutory tax losses in certain foreign jurisdictions.

Discontinued Operations

         Following the decision to divest the Company's non-database segment, a $5.7 million loss on disposal was recorded during fiscal 1996. This, together with the net loss for the period through March 31, 1996 of $3.2 million were classified as the "loss from discontinued operations, net" in the 1996 statement of operations.

         During fiscal 1997, the Company recorded a further net charge for the loss on disposal of discontinued operations of $9.9 million. This arose from changes to the original estimates of net proceeds and income expected to be generated during the disposal period.

         At the end of the measurement period, one business from the discontinued non-database segment still remained to be sold and the results of this business subsequent to the measurement period have been included within operating income from continuing operations as "income from assets held for sale". Its net assets, together with the remaining accrual for the loss expected to be generated on disposition, are recorded in the balance sheet as "net current assets held for sale" and "net assets held for sale". It remains management's intention to sell the Company's French point of sale business.

Currency Fluctuations

         As an international company, PMSI is affected by fluctuations in foreign currency exchange rates. Although most of the Company's services are priced in the local currency of the business unit providing the service, the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are incurred in the same currency as sales. The reported net income of foreign subsidiaries will be affected by changes in the exchange rates of foreign currencies against the United States dollar. The magnitude of the effects on the Company of future exchange rate changes will be dependent upon the relative contributions to the Company's results of its United States and non-United States operations. The foreign currency risk applicable to the Company's operations has not been hedged.

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

         Historically, quarter to quarter comparisons of the Company's results of operations have not necessarily been indicative of these trends, principally as a result of: (i) timing of acquisitions and divestments to create the PMSI business; (ii) revenue reductions resulting from product changes or discontinuations in the post-acquisition period; (iii) cost of investing in the turnaround or profit improvement of certain acquired businesses; (iv) write downs of asset values and (v) the investment in new products and services.

Liquidity and Capital Resources

         At June 30, 1997, the Company's cash and cash equivalents and marketable securities totaled $64.5 million and its current ratio was 2.9:1. The current ratio at June 30, 1996 was 2.6:1.

         During the year ended June 30, 1997, cash and cash equivalents and short-term marketable securities increased due to the switch from long-term to short-term marketable securities and proceeds from the sale of assets relating to the discontinued operations. The Company anticipates that capital expenditures in fiscal 1998 will be less than $3.0 million and will be funded from internally generated funds.

         The Company anticipates that existing cash, together with internally generated funds, will provide the Company with the resources that are needed to satisfy the Company's working capital requirements in fiscal 1998 and subsequent years.

         The timing and magnitude of future acquisitions will continue to be the single most important factor in determining the Company's long-term capital needs. The Company signed definitive agreements, subsequent to the year-end, to acquire the Source Europe business from Source Informatics Inc. (Source), and to divest its minority interest in the Source Informatics venture in the United States together with its OTC Physician Survey business. The working capital injection necessary to fund the Source Europe business during fiscal 1998 and subsequently, will be provided from the proceeds of the sale of the joint operating venture and OTC businesses in the US as well as the Company's own internally generated funds.


SUBSEQUENT EVENTS

         On August 20, 1997 the Company announced that it had signed definitive agreements to acquire the Source Europe business and to divest its minority interest in the Source Informatics venture in the United States together with its OTC Physician Survey business in a three way transaction with National Data Corporation (NDC) and Source Informatics Inc. (Source). Under these agreements, PMSI will receive (i) the Source Europe business, (ii) 918,254 PMSI common shares held by Source, (iii) $15.5 million in cash, and (iv) 1,059,829 registered shares in NDC.

         The Company will file a proxy statement with the SEC, prior to calling a special meeting of PMSI's common stockholders. Subject to receiving the approval of PMSI common stockholders, the Company expects the transactions to close before the end of calendar year 1997.

         On July 30, 1997 the Company announced that it had finalized the sale of its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science for $9 million, resulting in a net gain on sale of approximately $3 million. The sale of these businesses formed part of the program of divestitures of non-core businesses announced by the Company in May 1996.

Year 2000

         Scriptrac for Windows client software used for delivering Scriptrac has been developed to ensure compliance with the Year 2000. The US joint operating venture has successfully tested its software to ensure Year 2000 compliance.

         The internal systems within the PMSI local operations are to be reviewed for the impact of the year 2000. No significant impact on the Company's financials is expected.

Recently Issued Accounting Standards

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. The new standard requires changes to computation, presentation and disclosure requirements of primary and fully diluted earnings per share. The Company has reviewed the impact of the new standard on the financial statements and related disclosures and determined that the calculated earnings per share will not be significantly affected.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Supplementary Data listed in the Index to Consolidated Financial Statements and Financial Statement Schedules that appear elsewhere in this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE
--------------------------------------------------------------------------------



                                                                                                                   PAGE
                                                                                                                   ----

Report of Independent Accountants..............................................................................    F-1

Financial Statements:

        Consolidated Balance Sheets as of June 30, 1996 and 1997...............................................    F-2

        Consolidated Statements of Operations for the Years Ended
        June 30, 1995, 1996 and 1997...........................................................................    F-3

        Consolidated Statements of Stockholders' Equity
        for the Years Ended June 30, 1995, 1996 and 1997.......................................................    F-4

        Consolidated Statements of Cash Flows for the Years Ended
        June 30, 1995, 1996 and 1997...........................................................................    F-5

        Notes to Consolidated Financial Statements.............................................................    F-7

Report of Independent Accountants on Financial
Statement Schedule.............................................................................................    S-1

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the Years
Ended June 30, 1995, 1996 and 1997.............................................................................    S-2


All financial statement schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Pharmaceutical Marketing Services Inc.



               We have audited the accompanying consolidated balance sheets of Pharmaceutical Marketing Services Inc. and Subsidiaries as of June 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Marketing Services Inc. and Subsidiaries as of June 30, 1996 and 1997 and the consolidated results of their operations and their cash flows for the years ended June 30, 1995, 1996 and 1997 in conformity with generally accepted accounting principles.






                                                        COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
September 9, 1997

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share numbers)
--------------------------------------------------------------------------------




                                                       June 30, 1996    June 30, 1997
                                                       -------------    -------------
                                       ASSETS

Current assets
  Cash and cash equivalents                                $ 12,669        $ 32,414
  Marketable securities                                      16,174          24,738
  Accounts receivable, principally trade
    (less allowance for doubtful accounts
    of $400 and $388, respectively)                          29,283          27,442
  Work in process                                             2,986           3,798
  Prepaid expenses and other current assets                   7,398           4,905
  Net current assets held for sale                               --           4,236
  Net current assets of discontinued operations               9,276              --
                                                           --------        --------
    Total current assets                                     77,786          97,533

Marketable securities                                        18,515           7,384
Property and equipment, net                                   9,004          11,761
Goodwill, net                                                25,895          25,303
Other assets, net                                             8,613           6,424
Net assets held for sale                                         --          18,797
Net assets of discontinued operations                        33,595              --
                                                           --------        --------
    Total assets                                           $173,408        $167,202
                                                           ========        ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                     $    219        $    407
  Accounts payable                                            4,411           5,036
  Accrued liabilities
    (including employee compensation and
    benefits of $2,347 and $3,234, respectively)             11,489          10,507
  Unearned income                                            14,040          17,373
                                                           --------        --------
    Total current liabilities                                30,159          33,323

Long-term debt                                               69,131          69,552
Other liabilities                                             1,164             583
                                                           --------        --------
    Total liabilities                                       100,454         103,458

Commitments and contingencies

Stockholders' equity
  Common stock, $0.01 par value, 25,000,000
    shares authorized and 13,169,275 and 13,199,475
    shares, issued and outstanding, respectively                132             132
  Paid-in capital                                            86,923          87,179
  Accumulated deficit                                       (14,776)        (20,029)
  Cumulative translation adjustment                             722          (3,534)
  Unrealized loss on investments, net of
    income tax benefits of $32 and $3, respectively             (47)             (4)
                                                           --------        --------
      Total stockholders' equity                             72,954          63,744
                                                           --------        --------
      Total liabilities and stockholders' equity           $173,408        $167,202
                                                           --------        --------

The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands,except for per share data)
--------------------------------------------------------------------------------


                                                        YEAR ENDED JUNE 30,
                                                -----------------------------------
                                                  1995         1996         1997
                                                  ----         ----         ----
Revenue                                         $ 89,893     $ 93,027     $ 98,485
Production costs                                 (49,991)     (51,605)     (54,457)
Selling, general and administrative expenses     (29,773)     (34,208)     (34,847)
Amortization of intangible assets                 (1,889)      (2,012)      (1,733)
Income from assets held for sale                      --           --           76
Impairment of long lived assets                       --       (2,368)          --
Restructuring costs                                   --       (2,314)          --
                                                --------     --------     --------
Operating income                                   8,240          520        7,524
Interest and other income                          2,940        2,503        3,299
Interest expense                                  (2,915)      (2,633)      (3,490)
                                                --------     --------     --------
Income from continuing operations
  before income taxes                              8,265          390        7,333
Income tax provision                              (2,950)      (1,156)      (2,655)
Minority interest                                     (3)          57          (17)
                                                --------     --------     --------
Income (loss) from continuing operations           5,312         (709)       4,661
Discontinued operations:
Loss from discontinued operations, net              (131)      (8,915)      (9,914)
                                                --------     --------     --------
Net income (loss)                               $  5,181     $ (9,624)    $ (5,253)
                                                ========     ========     ========
Income (loss) per share:
  Continuing operations                         $   0.41     $  (0.05)    $   0.35
  Discontinued operations, net                     (0.01)       (0.68)       (0.75)
                                                --------     --------     --------
Net income (loss) per share                     $   0.40     $  (0.73)    $  (0.40)
                                                ========     ========     ========
Common stock and, in 1995 and 1997,
  common stock equivalents                        13,053       13,124       13,297





    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
------------------------------------------------------------------------------

                               Common Stock                                               Unrealized
                           -------------------                              Cumulative      Loss on         Total
                           No. of                  Paid-in    Accumulated   Translation    Marketable   Stockholders'
                           Shares     Amount       Capital      Deficit      Adjustment    Securities      Equity
                           ------     ------       -------    -----------   -----------    ----------   -------------
Balance June 30, 1994....  12,810     $ 128        $83,048    $(10,333)     $     682                   $ 73,525

Net income...............      --        --             --       5,181             --                      5,181
Stock options exercised..      17        --            340          --             --                        340
Shares issued for IMR
  acquisition............     258         3          2,788          --             --                      2,791

Adjustment to beginning
  balance for change in
  accounting principle,
  net of income tax
  benefit of $31.........      --        --             --          --             --      $  (48)           (48)

Change in unrealized loss,
  net of income tax
  provision of $29.......      --        --             --          --             --          46             46

Foreign currency
 translation.............      --        --             --          --          4,862          --          4,862
                           -------     -----        --------    ---------    ---------     -------        -------
Balance June 30, 1995....  13,085       131          86,176       (5,152)       5,544          (2)        86,697

Net loss.................      --        --              --       (9,624)          --          --         (9,624)
Stock options exercised..      84         1             747           --           --          --            748
Change in unrealized loss
  on marketable
  securities, net of
  income tax benefit
  of $30.................      --        --              --           --           --          (45)          (45)
Foreign currency
  translation............      --        --              --           --       (4,822)          --        (4,822)
                           -------     -----        --------    ---------    ---------     -------        -------
Balance June 30, 1996....  13,169       132          86,923      (14,776)         722          (47)       72,954

Net loss.................      --        --              --       (5,253)          --           --        (5,253)
Stock options exercised..      30        --             256           --           --           --           256
Change in unrealized loss
  on marketable
  securities, net of
  income tax provision
  of $29.................      --        --              --           --           --           43            43
Foreign currency
  translation............      --        --              --           --       (4,256)          --        (4,256)
                           -------     -----        --------    ---------    ---------     -------        -------
Balance June 30, 1997....  13,199      $132         $87,179     $(20,029)    $ (3,534)     $    (4)       $63,744
                           -------     -----        --------    ---------    ---------     -------        -------








    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
------------------------------------------------------------------------------

                                          Year Ended June 30,
                                   ----------------------------------
                                     1995        1996           1997
                                   ------      ------        --------
Cash flows provided by
 (used in) operating activities:
  Net income (loss)............... $5,181      $(9,624)      $ (5,253)
  Loss from discontinued
   operations.....................    131        8,915          9,914

Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities:
  Depreciation and amortization...  2,989        3,354          3,715
  Loss on disposal of fixed
   assets.........................      6           18             --
  Loss on disposal of database
   businesses, net................     --           --            773
  Deferred taxes..................   (719)        (789)           953
  Minority interest share of net
   income (loss)..................      3          (57)            17
  Restructuring costs.............     --        2,314             --
  Impairment of long lived
   assets.........................     --        2,368             --

Change in operating assets and
 liabilities, net of effect of
 acquisitions:
  Accounts receivable............. (1,352)      (5,716)           881
  Work-in-process.................    554         (781)          (986)
  Prepaid expenses and other
   assets.........................   (262)        (822)         3,471
  Accounts payable and accrued
   liabilities....................  4,540       (6,221)          (561)
  Unearned income.................   (127)       5,156          3,199
  Other liabilities...............    933          200              5
                                   -------      -------        -------
  Total adjustments...............  6,565         (976)        11,467
                                   -------      -------        -------
Net cash provided by (used in)
 operating activities............. 11,877       (1,685)        16,128
                                   -------      -------        -------
Cash flows provided by (used in)
 investing activities:
  Capital expenditures............ (5,279)      (2,166)        (4,592)
  Proceeds from disposal of fixed
   assets.........................    503          115             66
  Proceeds from business
   disposed.......................     --           --          4,285
  Sale (purchase) of marketable
   securities, net................ (11,854)     (5,743)         2,610
  Acquisition and contingent
   payments....................... (11,270)       (624)        (2,799)
                                    -------      -------        -------
Net cash used in investing
 activities....................... (27,900)     (8,418)          (430)
                                    -------      -------        -------
Cash flows provided by (used in)
 financing activities:
  Net proceeds from options
   exercised......................     148         748            256
  Repayments of long-term debt
   and capital lease obligations..     (22)       (245)          (195)
                                    -------      -------        -------
Net cash provided by financing
 activities.......................     126         503             61
                                    -------      -------        -------
Effect of discontinued
 operations....................... (10,510)     (2,038)         5,838
Effect of exchange rate
 movements........................   1,984      (3,521)        (1,852)
                                    -------      -------        -------
Net (decrease) increase in cash
 and cash equivalents............. (24,423)    (15,159)        19,745
Cash and cash equivalents at
 beginning of period..............  52,251      27,828         12,669
                                    -------      -------        -------
Cash and cash equivalents at end
 of period........................ $27,828      $12,669        $32,414
                                   -------      -------        -------


    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

-------------------------------------------------------------------------------

                                                YEAR ENDED JUNE 30,
                                        1995            1996            1997
                                        ----            ----            ----
Supplemental information:

Cash paid during the period for:
  Interest                              $  4,724        $ 4,474         $ 4,521
  Income taxes                          $  1,875        $ 1,381         $ 1,694

Supplemental disclosure of non-cash
investing and financing activities:

  Capital leases                        $    481        $    40         $   802

  Fair value of assets acquired         $ 12,903
  Cash consideration paid               $(11,270)
  Cash and stock consideration to
   be paid                                  (480)
                                        --------
  Liabilities assumed                   $  1,153
                                        ========


























    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           THE COMPANY. Pharmaceutical Marketing Services Inc. ("PMSI" or the "Company"), provides a range of information services to pharmaceutical and healthcare companies in the United States, Europe and Japan to enable them to optimize their sales and marketing performance in a value driven environment. The services are comprised of targeting information services, prescription database services with Source and added value services. Most of the Company's information services are generated from its own proprietary databases containing unique prescription, managed care, healthcare market and medical prescriber data.

           BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The consolidated financial statements comprise the accounts of Pharmaceutical Marketing Services Inc. and its subsidiaries. The consolidated financial statements have been restated where applicable for discontinued operations (Note 18). The accompanying notes present amounts related to continuing operations only. All intercompany balances and transactions have been eliminated.

           CASH EQUIVALENTS. Cash equivalents consist primarily of highly liquid investments with maturities of three months or less at the date of acquisition.

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

           Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with any investment in equity securities. Securities available for sale are carried at fair value, as determined by the quoted market value at the balance sheet date, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At June 30, 1997, the Company had no investments that qualified as trading or held to maturity.

           WORK IN PROCESS. Work in process consists of unbilled costs incurred on behalf of clients, principally outside vendor costs attributable to the Company's products and services.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

           On disposal, costs and accumulated depreciation are removed from the accounts and gains (losses) are recognized in the statement of operations.

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

           The Company assesses the recovery of its goodwill, on a subsidiary by subsidiary basis, by determining whether amortization of goodwill can be recovered through undiscounted future cash flows based on projected net income, excluding goodwill amortization, of the respective subsidiary. Impairment is measured by discounted future cash flows based on projected net income, excluding goodwill amortization, using a discount rate reflecting the Company's cost of funds.

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

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

           EARNINGS/LOSS PER SHARE. Earnings/loss per share for the years ended June 30, 1995 and 1997 is computed based upon the weighted average number of shares outstanding and common stock equivalents (stock options) using the treasury stock method. For 1996 common stock equivalents have not been included as they are anti-dilutive.

           ALLOCATION OF INTEREST TO DISCONTINUED OPERATIONS. Enterprise interest is allocated to discontinued operations in proportion to net assets.

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

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and other accrued liabilities approximates fair value due to their short maturities. The fair value of the Company's debentures is based on quoted market prices.

2.         TRANSACTIONS WITH SOURCE

                        Effective as of December 31, 1991, Walsh International Inc. ("Walsh") transferred to PMSI all the assets and liabilities of the PMSI business in exchange for shares of PMSI common stock. In connection with the transfer, the Company and Walsh entered into two long-term license agreements permitting the use by PMSI of certain Walsh proprietary databases. In addition, PMSI and Walsh entered into further agreements, covering data processing, administrative and management services and subleasing of certain facilities for various periods of time, all subject to renewal terms. During fiscal year 1996, Walsh separated into two independent companies; Walsh International Inc. and Source Informatics Inc. ("Source") and the agreements were assigned from Walsh to Source. The principal agreements and terms are as follows:

           ALPHA (PRESCRIPTION) DATABASE LICENSE AGREEMENT. Source has granted the Company an exclusive license to use the databases for a period of five years through December 2001, with an option to renew for two additional 5-year periods. Thereafter, the agreement will be automatically renewed for 5-year periods unless the Company or Source terminates the agreement. The license fee amounts paid to Source in the years ended June 30, 1995, 1996 and 1997 in respect of this agreement were $2,663,000, $3,094,000 and $3,126,000, respectively.

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

           DATA PROCESSING AGREEMENT. The Company has contracted for Source to provide specific data processing services and in the years ended June 30, 1995, 1996 and 1997 costs totaling $1,883,000, $3,353,000 and
           $5,395,000, respectively, were charged by Source. These amounts are included in production costs.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           FACILITIES AGREEMENT. PMSI sublets space from Source. The net cost to the Company in the years ended June 30, 1995, 1996 and 1997 classified as selling, general and administrative expenses, was $259,000, $545,000 and $29,000, respectively.

           MANAGEMENT AND EXECUTIVE SERVICES AGREEMENT. Source provided administrative, management and executive services to PMSI which resulted in a net cost to the Company of $1,300,000, $2,319,000 and $977,000 in the years ended June 30, 1995, 1996 and 1997, respectively. These are included in selling, general and administrative expenses.

                          At June 30, 1997, the Company had a net current receivable from Source of $1,646,000, which is included in other current assets. At June 30, 1996, the Company had a net current receivable from Source of $1,790,000. Source held 831,144 shares or 6.3% of PMSI's Common Stock as of June 30, 1997. These represent the remaining shares that were transferred to Source in the "spin-off" of the Source businesses from Walsh.

3.         ACQUISITIONS AND DIVESTITURES

           ACQUISITIONS. The consolidated financial statements comprise various business operations and entities that have been acquired by PMSI. These acquisitions have been accounted for as purchases. Accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the dates of acquisition. The results of operations are included in the consolidated financial statements from the respective dates of acquisition.

                        On July 1, 1994, PMSI acquired 80% of the common stock of Mediphase Limited, a specialist software and information company in the United Kingdom. Subsequent to June 30,1997, the Company purchased the remaining 20% of the common stock of Mediphase Limited for $1.7 million.

                        During fiscal 1995, PMSI acquired CMA Medical Data Ltd. ("CMA"), a U.K. health service database publisher. The consideration paid for this business was approximately $205,000. At acquisition, the excess of the purchase price over the fair value of the net assets of CMA of approximately $488,000 was allocated to goodwill and is being amortized over twenty years. This transaction has contingent payments based on operating profit generated by the business in future years, in relation to which $79,000 was paid during fiscal 1997.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                        Presented below are summarized unaudited pro forma revenue, net income and net income per share as if CMA had been combined with PMSI at the beginning of fiscal 1995, after giving effect to certain pro forma adjustments, principally amortization of intangible assets and other incremental expenses that would have been incurred had the business been acquired at the beginning of fiscal 1995 (in thousands except per share data).

                                                        Unaudited
                                                       Year Ended
                                                     June 30, 1995
                                                     -------------

                Revenue                             $89,991
                Net income                            5,307
                Net income per share                   0.41


                        The pro forma data are not necessarily indicative of results that would have occurred if the Company had acquired the business at the beginning of fiscal 1995 or the future results of the Company.

                       On April 28, 1993, the Company purchased an 80% holding in IMR Finance, a French Corporation. During the period October 1, 1996 to December 31, 2002 the Company had the option to acquire the remaining 20% of the outstanding capital stock of IMR Finance. For the same period, the owners of the minority interest had the option to require the Company to purchase their holding based on a multiple of projected pre-tax earnings.

                       During May 1997, the minority shareholders exercised their option, and the Company purchased the remaining 20% of the outstanding share capital of IMR Finance. The purchase price of $2.6 million has been accounted for in net assets held for sale.

            DIVESTITURES. During the third quarter of fiscal 1997, Marketing Resources International Limited in the United Kingdom and Patient Programs in the US were divested by the Company for $0.4 million. The total revenue and operating loss from these businesses included in the consolidated statement of operations for the year ended June 30, 1997 were $1.1 million and $1.0 million, respectively.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.             MARKETABLE SECURITIES

                        Marketable securities consisted of the following as of June 30, 1996 and 1997 (in thousands):

                                          Amortized      Fair Value
                                           Cost of       at Balance      Unrealized
Name of Issuer and Title of               Each Issue     Sheet Date      Losses, net
Each Issue                                at June 30,    at June 30,     at June 30,
---------------------------             --------------- --------------- ------------
                                        1996    1997    1996    1997    1996    1997
                                        ----    ----    ----    ----    ----    ----
Corporate debt securities               $19,387 $41,486 $19,375 $41,482 $(12)   $(4)

Debt securities issued by the U.S.
  Treasury and other U.S.
  government corporations and
  agencies.                               9,738   4,121   9,737   4,121   (1)    --

Debt securities issued by foreign
  governments                             7,807   4,228   7,741   4,226  (66)    (2)
                                        ------- ------- ------- ------- ----    ---
                                        $36,932 $49,835 $36,853 $49,829 $(79)   $(6)
                                        ======= ======= ======= ======= ====    ===

Maturities
----------
Cash and cash equivalents(1)            $ 2,165 $17,708 $ 2,164 $17,707 $ (1)   $(1)

Short-term investments(2)                16,219  24,742  16,174  24,738  (45)    (4)

Due after one year through three years   18,548   7,385  18,515   7,384  (33)    (1)
                                        ------- ------- ------- ------- ----    ---
                                        $36,932 $49,835 $36,853 $49,829 $(79)   $(6)
                                        ======= ======= ======= ======= ====    ===

(1) Maturities of three months or less at acquisition

(2) Due after three months

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



5.         PROPERTY AND EQUIPMENT

                       Property and equipment at June 30, 1996 and 1997 comprised the following (in thousands):

                                        1996            1997
                                        ----            ----
Land and buildings including leasehold
  improvements                          $ 5,917          $ 5,546
Furniture and office equipment            1,670            2,528
Computer equipment                        3,967            7,756
Automobiles                                 103              321
                                        -------          -------
                                         11,657           16,151
Less accumulated depreciation
 and amortization                        (2,653)          (4,390)
                                        -------          -------
                                        $ 9,004          $11,761
                                        =======          =======

                       Depreciation and amortization charged to operations for the years ended June 30, 1995, 1996 and 1997 were $1,098,000,
           $1,342,000 and $1,981,000, respectively.

 6.        GOODWILL

                       Goodwill at June 30, 1996 and 1997 comprised the following (in thousands):


                                        1996            1997
                                        ----            ----
Goodwill on acquisition                 $33,822         $34,752
Accumulated amortization                 (7,927)         (9,449)
                                        -------         -------
                                        $25,895         $25,303
                                        =======         =======











         The increase in goodwill on acquisition includes contingent payments and purchase accounting adjustments during the year relating to the UK businesses.

         Amortization charged to operations for the years ended June 30, 1995, 1996 and 1997 was $1,595,000, $1,639,000, and $1,522,000, respectively.

         In the year ended June 30, 1996, pre-acquisition net operating losses related to Scott-Levin and PMSI Belgium S.A. were utilized to reduce taxes currently payable and decrease goodwill by $1,181,000.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



7.         OTHER ASSETS

                       Other assets at June 30, 1996 and 1997 consisted of the following (in thousands):

                                          1996            1997
                                          ----            ----
Software                                $ 4,831         $ 5,206
Acquired databases                       21,539          21,539
                                        -------         -------
                                         26,370          26,745
Less accumulated amortization           (26,201)        (26,324)
                                        -------         -------
                                            169             421

Debenture financing costs                 1,531(1)        1,302(1)
Deposits                                  1,115             766
Deferred taxes                            2,555             723
Investments                               1,736(2)        1,670(2)
Deferred charges                            429             422
Note receivable from Walsh                1,078(3)        1,120(3)
                                        -------         -------
                                        $ 8,613         $ 6,424
                                        =======         =======



(1) Debenture financing costs are being amortized over the life of the debentures.

(2) Investments include restricted stock in a joint venture partner, carried at cost.

(3) Represents an interest free note receivable of $1,200,000 due from Walsh in June 1999 relating to the Scriptrac acquisition. The note receivable was recorded initially at its present value and as a result of accretion, the balance at June 30, 1997 is $1,120,000.


         Amortization of acquired databases and software charged to operations for the years ended June 30, 1995, 1996 and 1997 was $294,000, $373,000, and
$211,000, respectively.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

8.         LONG-TERM DEBT

                       Long-term debt at June 30, 1996 and 1997 consisted of the following (in thousands):

                                          1996            1997
                                          ----            ----
Debentures(1)                           $69,000         $69,000
Other long-term debt(2)                     350             959
                                        -------         -------
                                         69,350          69,959
Less current portion                       (219)           (407)
                                        -------         -------
                                        $69,131         $69,552
                                        =======         =======


 (1) On February 3, 1993 the Company completed an offering of an aggregate $69 million Convertible Subordinated Debentures due in 2003. The debentures, issued at par, bear annual interest at 6-1/4% and are convertible into Common Stock of the Company at a conversion price of $20 per share, subject to adjustments in certain events. The current value of the debentures at June 30, 1997, based on quoted market prices, was $56,580,000.


(2)        Capital lease obligations.

         Annual maturities of long-term debt outstanding at June 30, 1997 are (in thousands):

June 1998                               $   407
June 1999                                   289
June 2000                                   263
June 2001                                   --
After 2001                               69,000
                                        -------
                                        $69,959
                                        =======

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.         STOCK OPTIONS AND RESTRICTED STOCK PURCHASE PLAN

                        A Stock Option and Restricted Stock Purchase Plan (the "Plan") was established on August 17, 1991 for employees, officers and directors of the Company or any of its subsidiaries. The number of stock options authorized by the Plan is 2,250,000. The Plan provides for the granting of "non-qualified stock options" and "incentive stock options" to acquire Common Stock of PMSI and/or the granting of rights to purchase Common Stock. The terms and conditions of individual option agreements may vary, subject to the following guidelines: (i) the option price of incentive stock options may not be less than market value on the date of grant; the option price of non-qualified options may be less than market value on the date of grant, (ii) the term of all incentive stock options may not exceed ten years from the date of grant; the term of non-qualified stock options may exceed ten years, (iii) no options may be granted after August 17, 2001 and (iv) in general, options vest evenly over a period of five years from the date of issue.

                        A Non-Employee Directors' Stock Option Plan (the "Directors Plan") was adopted on May 27, 1993. The Directors' Plan provides for the granting of non-qualified stock options to purchase shares of the Company's Common Stock. The terms and conditions of individual option agreements may vary, subject to the following guidelines: (i) the option exercise price will be equal to 100% of the fair market value of the Common Stock on the date of grant, (ii) the term of the stock options may not exceed ten years from the date of grant, (iii) in general, options vest evenly over a period of three years from the date of issue (iv) the total number of shares of Common Stock that may be subject to options pursuant to the Directors' Plan is 120,000, subject to automatic adjustments following certain events, and (v) no options may be granted after May 27, 2003.

           Additional information relating to the plan is as follows:


                                                        YEAR ENDED JUNE 30,
                                               1995               1996            1997
                                            ----------          ----------      ----------
Options outstanding at July 1, 1995,
  1996 and 1997                             1,564,100           1,786,400       1,848,200
Options granted                               372,750             234,250         392,200
Options exercised                             (17,600)            (84,050)        (30,200)
Options lapsed                               (132,850)            (88,400)       (306,450)
                                            ----------          ----------      ----------
Options outstanding at June 30              1,786,400           1,848,200       1,903,750
Options exercisable at June 30                769,225             980,700       1,150,610
                                            ----------          ----------      ----------
Options prices per share:
  Granted                                      $9-$10              $8-$14          $9-$10
  Exercised                                        $8              $8-$10        $8-$9.50
  Outstanding                                  $8-$22              $8-$22          $8-$22

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.        ACCOUNTING FOR STOCK-BASED COMPENSATION

                       The Company has elected to continue to use the intrinsic value based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, "Accounting for Stock Issued to Employees", the Company has recorded no compensation costs related to its stock option plans for the years ended June 30, 1995, 1996 and 1997.

                       Pursuant to SFAS 123, "Accounting for Stock-Based
            Compensation", the Company is required to disclose the pro-forma effects on net loss and net loss per share data as if the Company had elected to use the fair value approach to account for all its stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No.123 the Company's net loss and net loss per share for the years ended June 30, 1996 and 1997 would have changed as indicated below (in thousands, except per share data):


                                                        Year Ended June 30,
                                                        1996            1997
                                                        ----            ----
Net loss:
    As reported                                       ($9,624)        ($5,253)
    Pro-forma                                         ($9,726)        ($5,556)

Net loss per share:
    As reported                                        ($0.73)         ($0.40)
    Pro-forma                                          ($0.74)         ($0.42)

                       The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1996 and 1997; risk-free interest rate of 6%; expected life of 6 years; 39% expected volatility and no dividends.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         A summary of the status of the Company's fixed option plans as of June 30, 1996 and 1997 and changes during the years ended on those dates is as follows:

                                             June 30, 1996                June 30, 1997
                                        -------------------------    -------------------------
                                          Number     Weighted-         Number      Weighted-
                                            of        average            of         average
Fixed options                             shares   exercise price      snares   exercise price
Outstanding at beginning of year        1,786,400       $11.62       1,848,200      $11.77
  Granted                                 234,250       $13.34         392,200       $9.38
  Exercised                               (84,050)       $8.97         (30,200)      $8.48
  Cancelled                               (88,400)      $14.59        (306,450)     $13.43
                                        ---------                    ---------
Outstanding at end of year              1,848,200       $11.77       1,903,750      $11.02
                                        =========                    =========
Options exercisable at end of year        980,700       $11.99       1,150,610      $11.35
                                        =========                    =========

Weighted-average fair value of options
granted during the period at exercise
price equal to market price at grant
date                                                    $13.34                       $9.38


         A summary of information regarding the outstanding options and those exercisable at June 30, 1997 is given in the following tables:

                                        Weighted Average
                        Number of          remaining            Number of
Exercise Price           Options      Contractual life of        Options
    ($)                Outstanding    options outstanding      Exercisable
                                            (Yrs)
    8.13                  2,500             7.92                    1,000
    8.40                586,350             4.17                  586,350
    8.75                124,000             7.67                   86,080
    9.00                 90,000             9.25                        0
    9.50                481,100             8.64                   82,080
   13.50                331,800             7.91                  130,500
   14.00                 36,000             4.58                   36,000
   15.00                 15,000             4.92                   15,000
   15.25                102,000             5.29                   81,600
   15.75                 15,000             5.95                   12,000
   18.50                 12,000             5.33                   12,000
   22.00                108,000             4.58                  108,000
                      ---------             ----                ---------
                      1,903,750             6.54                1,150,610
                      =========             ====                =========

         The weighted average exercise price of options outstanding at June 30, 1997 was $11.02. The weighted average exercise price of options exercisable at June 30,1997 was $11.35.

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.        TAXES

         The components of the income tax (provision) benefit for the years ended June 30, 1995, 1996 and 1997 are comprised of the following (in thousands):

                                                            Year Ended
                                                              June 30,
                                                ----------------------------------------
                                                 1995            1996            1997
                                                -------         -------         --------
U.S. taxes currently (payable) receivable       $(2,701)        $(1,666)        $     9
Foreign taxes currently payable                    (968)           (279)         (1,711)
Deferred income taxes                               719             789            (953)
                                                -------         -------         -------
                                                $(2,950)        $(1,156)        $(2,655)
                                                =======         =======         =======


         The domestic and foreign components of income before income taxes were as follows (in thousands):

                                                            Year Ended
                                                              June 30,
                                                ----------------------------------------
                                                 1995            1996            1997
                                                -------         -------         --------
Domestic                                        $ 4,736         $ 1,153         $ 4,022
Foreign                                           3,529            (763)          3,311
                                                -------         -------         -------
                                                $ 8,265         $   390         $ 7,333
                                                =======         =======         =======

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The provision for income taxes differs from that computed using the 34% statutory federal income tax rate as follows (in thousands):

                                                   Year Ended June 30,
                                             -------------------------------
                                              1995        1996        1997
                                             -------     -------     -------
Provision based on federal statutory rate    $(2,810)    $  (133)    $(2,493)
Goodwill and other non-deductible
  items                                         (313)       (304)       (301)
Foreign earnings and dividends
  taxed at different rates                     1,270        (538)      1,124
Release of prior period tax reserves             --           --         833
State tax, net of federal benefit               (253)       (135)       (149)
Purchase accounting adjustments                 (280)     (1,182)        --
Valuation of temporary differences               147         848      (2,386)
All other, net                                  (711)        288         717
                                             -------     -------     -------
Consolidated effective tax rate              $(2,950)    $(1,156)    $(2,655)
                                             =======     =======     =======

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at June 30, 1996 and 1997 were as follows (in thousands):

CURRENT ASSETS (LIABILITIES):                             1996        1997
                                                         -------     -------
Accrued liabilities                                      $   545     $ 1,655
Foreign tax credits                                           53         --
Net operating losses                                          62         --
Prepaid assets                                                14         212
Bad debts                                                     39         130
                                                         -------     -------
                                                             713       1,997
Valuation allowance                                          --         (405)
                                                         -------     -------
Net current assets                                           713       1,592
                                                         -------     -------

NON-CURRENT ASSETS(LIABILITIES):

Fixed assets & intangibles                                  (316)       (200)
Net operating losses                                       3,983       4,113
Other liabilities                                            319         222
                                                         -------     -------
                                                           3,986       4,135
Valuation allowance                                       (1,431)     (3,412)
                                                         -------     -------
Net non-current assets                                     2,555         723
                                                         -------     -------
Deferred taxes, net                                      $3,268      $ 2,315
                                                         =======     =======

     Deferred tax assets recognized by the Company result from the anticipated carryback of future tax deductions to offset income taxes previously provided and the utilization of future tax deductions to reduce taxes payable on future taxable income.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




           As of June 30, 1997, there is available for foreign income tax purposes net operating loss carryforwards of approximately $9,596,000 which expire as follows: 1998: $0, 1999: $503,000, 2000: $0, 2001: $0 and thereafter: $9,093,000.

                        The undistributed earnings of foreign subsidiary companies for which deferred U.S. income taxes have not been provided at June 30, 1996 and June 30, 1997 because of permanent reinvestment of earnings in the operations of those subsidiaries, amounted to $15,117,000 and $15,272,000, respectively. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes. The amount of withholding taxes that would be payable on remittance of the entire amount of such undistributed earnings would approximate $3,813,000 and $3,727,000 at June 30, 1996 and June 30, 1997, respectively.

12.        EMPLOYEE BENEFIT PLANS

                        Subsidiaries of PMSI in the United Kingdom, Holland, Japan and the United States have defined contribution pension or profit sharing plans covering substantially all their employees. The total costs associated with these plans for the years ended June 30, 1995, 1996 and 1997 were $618,000, $729,000 and $1,245,000 respectively.

13.        LEASE OBLIGATIONS

                        Various PMSI subsidiaries lease certain property and equipment. Obligations under long-term non-cancellable lease agreements expiring at various dates have the following aggregate approximate annual minimum rentals (in thousands):



                                        Capital                 Operating
                                        -------                 ---------
1998                                    $  449                   $1,291
1999                                       312                    1,057
2000                                       269                      843
2001                                        --                      437
After 2001                                  --                      291
                                        ------                  -------
                                         1,030                   $3,919
                                                                =======
Less amount representing interest          (71)
                                        ------
Present value of minimum lease
payments                                   959

Less current portion                      (407)
                                        ------
                                        $  552
                                        ======


                        Operating lease rental expense for the years ended June 30, 1995, 1996 and 1997 was $2,237,000, $1,471,000 and $1,559,000,
           respectively. Included in furniture, fixtures and equipment are assets subject to capitalized leases with an original cost of $1,332,000 (1996: $924,000) and accumulated amortization of $351,000
           (1996: $505,000).

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




14.        GEOGRAPHIC DATA

                        The following table presents certain financial information by geographic area (in thousands):

                                        As of and For the Year Ended
                                                June 30, 1997
                            --------------------------------------------------
                                               Operating          Identifiable
                            Revenues         Income (Loss)           Assets
                            --------         -------------        ------------
United States               $ 47,555           $  9,552             $  32,142
Europe and Pacific            50,930              2,887                74,694
General corporate                -               (4,915)               60,366
                            --------           --------             ---------
Total                       $ 98,485           $  7,524             $ 167,202
                            ========           ========             =========

                                        As of and For the Year Ended
                                                June 30, 1996
                            --------------------------------------------------
                                               Operating          Identifiable
                            Revenues         Income (Loss)           Assets
                            --------         -------------        ------------
United States               $ 41,421           $  5,566             $  28,023
Europe and Pacific            51,256              1,508                56,614
General corporate                350             (6,554)               45,900
                            --------           --------             ---------
Total                       $ 93,027           $    520             $ 130,537
                            ========           ========             =========

                                        As of and For the Year Ended
                                                June 30, 1995
                            --------------------------------------------------
                                               Operating          Identifiable
                            Revenues         Income (Loss)           Assets
                            --------         -------------        ------------
United States               $ 42,308           $ 6,566              $  28,463
Europe and Pacific            47,585             5,168                 54,002
General corporate                -              (3,494)                55,184
                            --------           -------              ---------
Total                       $ 89,893           $ 8,240              $ 137,649
                            ========           =======              =========

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.        SUPPLEMENTAL OPERATIONS STATEMENT DATA

                        Advertising costs are charged to costs and expensed as incurred and for the years ended June 30, 1995, 1996 and 1997 amounted to $928,000, $1,308,000 and $1,391,000, respectively.

16.        RESTRUCTURING COSTS

                        During the third quarter of fiscal 1996, the Company recorded a $2.3 million ($1.3 million after tax) restructuring charge for elimination of non-core product lines. These products were unprofitable and there was no assurance of future profitability. The charge related primarily to write-off of database costs and severance payments. The $2.3 million charge included estimated cash payments of $1.5 million and non-cash asset write-offs of $0.8 million. The remaining balance of the restructuring liability as of June 30, 1996 was $0.9 million. This was fully utilized in fiscal year 1997.

17.        IMPAIRMENT

           During the third quarter of fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standard number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). The initial application of this statement resulted in a pre-tax charge of $2.4 million ($1.6 million after tax) related principally to the write-off of goodwill and capitalized database costs for a database business being exited.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18.            QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                         The following tables show the unaudited quarterly
               financial information for the year ended June 30, 1997
               (in thousands except for per share data):


                                                                     QUARTER ENDED
                                                      ------------------------------------------------------
                                                     SEPTEMBER 30     DECEMBER 31     MARCH 31      JUNE 30
                                                      ------------     ------------    --------      -------

YEAR ENDED JUNE 30, 1997
Total revenues                                          $21,992          $26,552       $ 22,794       $27,217
Gross profit                                              9,234           12,444         10,341        12,009
Net income from continuing operations                       227            1,456          1,046         1,932
Net loss from discontinued operations, net                   --           (9,914)            --            --
                                                      ------------     ------------     --------      -------
Net income (loss)                                       $   227          $(8,458)       $ 1,046       $ 1,932
                                                      ============     ============     ========      =======

Income per share from continuing operations             $  0.02          $  0.11        $  0.08       $  0.14

Loss per share from discontinued operations                  --            (0.74)            --            --
                                                      ------------     ------------    ---------      -------
Net income (loss) per share                             $  0.02          $ (0.63)       $  0.08       $  0.14
                                                      ============     ============    =========      =======

  YEAR ENDED JUNE 30, 1996
Total revenues                                          $20,709          $24,290       $ 23,126       $24,902
Gross profit                                              8,953           11,692          9,475        11,302
Net (loss) income from continuing operations                118            2,379         (4,660)        1,454
Net loss from discontinued operations, net                 (673)          (1,080)        (7,162)           --
                                                      ------------     ------------     --------      -------
Net income (loss)                                       $  (555)         $ 1,299       $(11,822)      $ 1,454
                                                      ============     ============    =========      =======

Income (loss) per share from continuing operations      $  0.01          $  0.18       $  (0.35)      $  0.11

Loss per share from discontinued operations               (0.05)           (0.08)         (0.54)           --
                                                      ------------     ------------    ---------      -------
Net income (loss) per share                             $ (0.04)         $  0.10       $  (0.89)      $  0.11
                                                      ============     ============    =========      =======


19.            ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

                         During the third quarter of fiscal 1996, the Company
               announced its decision to develop its business as a focused information services provider to the pharmaceutical and healthcare industries and that its European marketing and communication businesses would be divested. These businesses, comprising the non-database segment of PMSI's operations, were accounted for as discontinued operations and, accordingly, their operations have been segregated in the accompanying statements of operations.

                         During the second quarter of fiscal 1997, the Company
               recorded a further net charge for the loss on disposal of the discontinued operations of $9.9 million. The charge was based upon the Company's quarterly review of the assumptions used in determining the estimated loss relating to the discontinued operations. This further charge was principally the result of revisions to the original estimates of expected net

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


               proceeds and income expected to be generated during the disposal period from the remaining businesses to be sold.

                      Summary operating results of the discontinued operations
               for the years ended June 30, 1995, 1996 and 1997 were as follows:

                                                                              Year Ended
                                                                               June 30,
                                                                   ------------------------------------
                                                                      1995          1996        1997
                                                                   ------------------------------------

               Results of discontinued operations:
               Revenue                                               $39,865      $44,849      $    --
               Income (loss) from operations:
               Income (loss) before taxes                                299       (2,288)          --
               Income tax provision                                     (430)        (917)          --
                                                                     -------      -------      -------
               Loss from discontinued operations                        (131)      (3,205)          --
               Loss on disposal of discontinued operations, net           --       (5,710)      (9,914)
                                                                     -------      -------      -------
               Loss from discontinued operations                     $  (131)     $(8,915)     $(9,914)
                                                                     =======      =======      =======






                      The loss from discontinued operations for the nine months
               to March 31, 1997, when the measurement period ended, was $1.3 million net of income taxes.

                      At the end of the measurement period, the French point of
               sale marketing business was the only operation in the discontinued segment that had not been sold. The business remained unsold at June 30, 1997. In accordance with EITF 90-6, the net assets of this remaining business, together with the remaining accrual for the loss expected to be generated on disposition, are now classified as net current assets held for sale and net assets held for sale in the balance sheet at June 30, 1997 and its operating profit for the third and fourth quarters is recorded in operating income as a separate item "income from assets held for sale".

                      Although the Company's estimated net proceeds expected to
               be generated from the disposal of assets held for sale are supported by Management's calculations, as confirmed by an outside valuation, it is reasonably possible the Company may have to adjust the carrying value of the assets held for sale at the time of disposition.

                      The revenue and operating income attributable to assets
               held for sale in the fourth quarter of fiscal 1997 were $5.2 million and $0.4 million, respectively.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



20.            SUBSEQUENT EVENTS

                             On July 30, 1997 the Company announced that it had
               finalized the sale of its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science for $9 million, resulting in a net gain on sale of approximately $3 million. The sale of these businesses formed part of the program of divestitures of non-core businesses announced by the Company in May 1996.

                             On August 20, 1997, the Company announced that it
               had signed definitive agreements to acquire the Source Europe business from Source Informatics Inc. (Source), and to divest its minority interest in the Source Informatics venture in the United States together with its OTC Physician Survey business. The Company will file a proxy statement with the SEC, prior to calling a special meeting of PMSI's common stockholders. Subject to receiving the approval of PMSI common stockholders, the Company expects the transactions to close before the end of calendar year 1997.

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



                                                        COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
September 9, 1997

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1995, 1996 AND 1997


      Col. A                    Col. B                 Col. C                    Col. D          Col. E
-----------------------      ------------            ----------                ----------      ----------
                                                      Additions
                                                     ----------
                              Balance at             Charged to                                Balance at
                             Beginning of            Costs and                                   End of
Descriptions                    Period                Expenses                 Deductions        Period
-----------------------      ------------            ----------                ----------      ----------
Allowance for doubtful
accounts

June 30, 1995                 $  685,000                 19,000                 (289,000)       $  415,000
June 30, 1996                 $  415,000                207,000                 (222,000)       $  400,000
June 30, 1997                 $  400,000                246,000                 (258,000)       $  388,000

Valuation allowance
for deferred tax assets

June 30, 1995                 $1,978,000                598,000                      --         $2,576,000
June 30, 1996                 $2,576,000                     --               (1,145,000)       $1,431,000
June 30, 1997                 $1,431,000              2,386,000                      --         $3,817,000


                                    PART III

               The information required by Part III of Form 10-K is incorporated by reference from the Registrant's definitive Proxy Statement for its meeting of stockholders in connection with its transition period, which is to be filed pursuant to Regulation 14A not later than October 30, 1997.


               Pursuant to General Instruction G(3) to the Annual Report on Form 10-K, the information required by Part III of 10-K regarding executive officers of the Company required by Item 401 of Regulation S-K is hereby incorporated by reference from the Registrants' Definitive Proxy Statement for its annual meeting of stockholders, which is to be filed pursuant to Registration 14A not later than October 30, 1997.



                                     PART IV

ITEM 10.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

               (a)(1-2) Financial Statements and Schedule

               See Index to Financial Statements and Schedule on page 19 of this Annual Report.


               EXHIBITS

               Exhibit Number

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

               2.5 Sale and Purchase Agreement dated July 30, 1997 by and among Bugamor Databases BV, PMSI Nederland BV and PMSI Bugamor Inc. (as sellers), and Excerpta Medica Medical Communications BV and Elsevier Science Inc. (as purchasers) (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed August 19, 1997)

               3.1 Certificate of Incorporation of Pharmaceutical Marketing Services Inc. and Amendment thereto (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-43226)

               3.2 By-laws of Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 33-43226)

               4.1 Indenture, dated as of February 1, 1993, between Pharmaceutical Marketing Services Inc., and Harris Trust Company of New York, Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed March 30, 1993)

           10.1(a)(i)  Purchase and Sale Agreement, dated as of April 1,
                       1994, by and between Walsh Belgium N.V. and PMSI Belgium, S.A.

           10.1(a)(ii) Purchase and Sale Agreement, dated as of April 1,
                       1994, by and among Walsh Nederland B.V., Walsh Medical Data and Research B.V. and PMSI Bugamor B.V.

           10.1(b) Amended and Restated Alpha Database License Agreement, dated as of July 1, 1994 by and between Walsh America Limited and Pharmaceutical Data Services, Inc., on the one hand, and Pharmaceutical Marketing Services Inc., on the other.

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

            11        Statement re Computation of Earnings (Loss) per Share

            22.1 List of subsidiaries of Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 22.1 to the Registrant's Registration Statement No. 33-43226)

            23        Consent of Coopers & Lybrand L.L.P.

* Certain portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

            (b) Reports on Form 8-K filed during the three months ended June 30, 1997.

                      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 15, 1997


                                        PHARMACEUTICAL MARKETING SERVICES INC.


                                By/s/ Raymund M. Davies
                                      ------------------------------------------
                                      Raymund M. Davies
                                      Vice President and Chief Financial Officer


                                POWER OF ATTORNEY

         Each person whose individual signature appears below hereby authorizes Dennis M.J. Turner, Frederick W. Kyle and Raymond Davies, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent in his name, place and stead, to execute in the name and on behalf of such person, individually and in each capacity stated below, and to file any and all amendments to this report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                             Title                                         Date
         ---------                             -----                                         ----


/s/   Handel E. Evans               Director, Chairman of The Board                    September 15, 1997
-----------------------------
      Handel E. Evans


/s/   Dennis M.J. Turner            Director, Chief Executive Officer                  September 15, 1997
-----------------------------
      Dennis M.J. Turner


/s/   Frederick W. Kyle             Director, Chief Operating Officer                  September 15, 1997
-----------------------------
      Frederick W. Kyle


/s/   Robert J. Frattaroli          Director, President                                September 15, 1997
-----------------------------
      Robert J. Frattaroli


/s/   Raymund M. Davies             Vice President, Chief Financial                    September 15, 1997
-----------------------------       Officer, and Treasurer
      Raymund M. Davies


/s/   Patrick J. Welsh              Director                                           September 15, 1997
-----------------------------
      Patrick J. Welsh

/s/   Stuart Gold                    Director                           September 15, 1997
-----------------------------
      Stuart Gold


/s/    Carolyne K. Davis             Director                           September 15, 1997
-----------------------------
      Carolyne K. Davis

                               INDEX TO EXHIBITS




Exhibit                                        Description                                             Page Number
Number

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

2.5 Sale and Purchase Agreement dated July 30, 1997 by and among Bugamor Databases BV, PMSI Nederland BV and
                           PMSI Bugamor Inc. (as sellers), and Excerpta Medica
                           Medical Communications BV and Elsevier Science Inc.
                           (as purchasers) (incorporated by reference to Exhibit
                           2.2 to the Registrant's Current Report on Form 8-K filed August 19, 1997)

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


10.1(b) Amended and Restated Alpha Database License Agreement, dated as of July 1, 1994 by and between Walsh America Limited and Pharmaceutical Data Services, Inc., on the one hand, and Pharmaceutical Marketing Services Inc., on the other.

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

23                         Consent of Coopers & Lybrand L.L.P.

* Certain portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.