Form 10-Q
period 1997-09-30
PHARMACEUTICAL MARKETING SERVICES INC
filed 1997-11-12
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997


                         Commission file number 01-9723


                     PHARMACEUTICAL MARKETING SERVICES INC.
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                   51-0335521
    (State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)              Identification Number)

                    Suite 912, 45 Rockefeller Plaza, NY 10111
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's Telephone Number, Including Area Code (212) 841 0610

                  ---------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

As of October 31, 1997, there were outstanding 13,245,675 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                        PAGE NO.


PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Statements of Operations
            (unaudited) for the Three Months
            Ended September 30, 1996 and 1997...........................       3

            Consolidated Balance Sheets (unaudited) as of
            June 30, 1997 and September 30, 1997........................       4

            Consolidated Statements of Cash Flows
            (unaudited) for the Three Months Ended
            September 30, 1996 and 1997.................................       5

            Notes to Consolidated Financial Statements..................       6


Item 2. Management's Discussion and Analysis
            of Results of Operations and
            Financial Condition.........................................       8


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of
            Security-Holders............................................      11

Item 6.     Exhibits and Reports on Form 8-K............................      11

            Signatures..................................................      12

            Index to Exhibits...........................................      13

PART I.
ITEM 1.
                             FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                          SEPTEMBER 30
                                                         1996       1997
                                                       --------- --------
Revenue                                                $21,922   $20,093
Production costs                                       (12,688)  (10,839)
Selling, general and administrative expenses            (8,306)   (8,282)
Amortization of intangible assets                         (454)     (342)
Loss from assets held for sale                              --      (598)
                                                       --------- --------
Operating income                                          474        32
Gain on sale of operations                                  --     2,631
Interest and other income                                  672       871
Interest expense                                          (740)   (1,166)
                                                       --------- --------
Income before income taxes                                 406     2,368
Income tax (provision) benefit                            (158)      105
Minority interest                                          (21)       --
                                                       --------- --------
Net income                                             $   227   $ 2,473
                                                       ========= ========

                                                       --------- --------
Net income per share                                   $   0.02  $  0.18
                                                       ========= ========
Common Stock and common stock equivalents               13,208    13,498
                                                       --------- --------


   The accompanying notes are an integral part of these financial statements

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                                                      JUNE 30, 1997   SEPTEMBER 30, 1997
                                                      -------------   ------------------
                 ASSETS
Current assets
  Cash and cash equivalents                              $ 32,414          $ 28,910
  Marketable securities                                    24,738            33,146
  Accounts receivable, principally trade                   27,442            19,577
  Work in process                                           3,798             1,619
  Prepaid expenses and other current assets                 4,905             7,999
  Net current assets held for sale                          4,236               989
                                                         --------          --------
    Total current assets                                   97,533            92,240

Marketable securities                                       7,384             9,493
Property and equipment, net                                11,761            12,116
Goodwill, net                                              25,303            22,931
Other assets, net                                           6,424             6,222
Net assets held for sale                                   18,797            18,721
                                                         --------          --------
    Total assets                                         $167,202          $161,723
                                                         ========          ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                   $    407          $    633
  Accounts payable                                          5,036             3,156
  Accrued liabilities                                      10,507             8,053
  Unearned income                                          17,373            14,150
                                                         --------          --------
    Total current liabilities                              33,323            25,992

Long-term debt                                             69,552            70,081
Other liabilities                                             583               497
                                                         --------          --------
    Total liabilities                                     103,458            96,570
                                                         --------          --------

Commitments and contingencies

Stockholders' equity
  Common stock, $0.01 par value, 25,000,000
    shares authorized, and 13,199,475 and 13,245,675
    shares issued and outstanding, respectively               132               132
  Paid-in capital                                          87,179            87,593
  Accumulated deficit                                     (20,029)          (17,556)
  Cumulative translation adjustment                        (3,534)           (5,011)
  Unrealized loss on investments, net of
    income tax benefits of $3 and $3, respectively             (4)               (5)
                                                         --------          --------
    Total stockholders' equity                             63,744            65,153
                                                         --------          --------
    Total liabilities and stockholders' equity           $167,202          $161,723
                                                         ========          ========



   The accompanying notes are an integral part of these financial statements

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                              1996      1997
                                                            -------   --------
Net cash provided by operating activities                   $ 3,831   $    980
                                                            -------   --------
Cash flows provided by (used in) investing activities:
     Capital expenditures                                    (1,169)      (640)
     Proceeds from businesses disposed, net of associated
     selling expenses                                           424      7,806
     Loan to Source Informatics                                  --     (1,500)
     Sale (purchase) of marketable securities, net            5,753    (10,524)
     Acquisition and contingent payments                         --     (2,159)
                                                            -------   --------
Net cash provided by (used in) investing activities           5,008     (7,017)
                                                            -------   --------
Cash flows provided by (used in) financing activities:
     Net proceeds from options exercised                        143        414
     Repayments of long-term debt and capital lease
     obligations                                                (82)       (87)
                                                            -------   --------
Net cash provided by financing activities                        61        327
                                                            -------   --------
Effect of discontinued operations                             1,399         --
Effect of assets held for sale                                   --      2,802
Effect of exchange rate movements                                41       (596)
                                                            -------   --------
Net increase (decrease) in cash and cash equivalents         10,340     (3,504)
Cash and cash equivalents at beginning of period             12,669     32,414
                                                            -------   --------
Cash and cash equivalents at end of period                  $23,009   $ 28,910
                                                            =======   ========


The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.    INTERIM UNAUDITED FINANCIAL INFORMATION

            The accompanying statements of operations for the three months ended September 30, 1996 and 1997, the statements of cash flows for the three months ended September 30, 1996 and 1997, the balance sheet as of September 30, 1997 and the related information of Pharmaceutical Marketing Services Inc. (the "Company" or "PMSI") included in these notes to the financial statements are unaudited. These financial statements, where applicable, have been restated for discontinued operations. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for discontinued operations) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of continuing operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

            The June 30, 1997 balance sheet was derived from the Company's June 30, 1997 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

            These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended June 30, 1997.

            At September 30, 1997, Source Informatics Inc. ("Source") owned 6.9% of the Company's common stock.

2.    INCOME PER SHARE

            Earnings per share for the three months ended September 30, 1996 and 1997 were computed based upon the weighted average number of shares outstanding and common stock equivalents (stock options) using the treasury stock method.

3.    INCOME TAXES

            The effective income tax rates for the quarters ended September 30, 1996 and 1997 were 39% and (4)%, respectively. The gain on sale of operations during the quarter has no associated tax charge. The 1998 fiscal year effective income tax rate, based on the Company's projected mix of country profits including actual results for the three months ended September 30, 1997 but excluding the gain on sale of operations, is 40%.

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


5.    ASSETS HELD FOR SALE/ DISCONTINUED OPERATIONS

      The decision to divest the Company's non-database segment during fiscal 1996 resulted in a net loss of $8.9 million being recorded in the 1996 statement of operations classified as loss from discontinued operations. This was followed by a further net charge for the loss on disposal of these discontinued operations of $9.9 million during fiscal 1997.

      At the end of the measurement period, one business from the discontinued non-database segment still remained to be sold. As it is still intended to sell this business its results subsequent to the measurement period have been included within operating income as "loss from assets held for sale". Its net assets, together with the remaining accrual for the loss expected to be generated on disposition, are recorded in the balance sheet as "net current assets held for sale" and "net assets held for sale".

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES


      The operating results for the three months ended September 30, 1997 reflect the Company's decision to focus on being an information provider to the pharmaceutical and healthcare industries. Effective July 1, 1997 the Company sold its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science for approximately $9 million, resulting in a net gain on sale of $2.6 million. Prior to sale, the operating results of these businesses were included within the results of the Company's continuing operations.


                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

REVENUE

      Revenue for the Company's first quarter of fiscal 1998 decreased to $20.1 million from $21.9 million for the corresponding quarter of 1997, representing a decrease of 8%. This reduction was primarily the result of the divestiture of the international publishing business during the quarter. Excluding the effects of Bugamor and other businesses divested during fiscal 1997, revenue from the Company's ongoing operations increased by $2.4m or 14%. This increase in revenue relates primarily to market research services from the Company's Scott Levin subsidiary and the continued growth of information services in Japan. Currency exchange rate movements, principally in Japan and France, negatively impacted the quarter's revenues by $0.4 million, or 2%.


PRODUCTION COSTS

      Production costs decreased to $10.8 million (54% of revenue) from $12.7 million (58% of revenue) in the comparable quarter of fiscal 1997. Excluding the effects of the publishing business divested in the quarter, production costs increased by 3%, which was mainly attributable to price inflation together with the impact of the revenue growth.


SELLING, GENERAL AND ADMINISTRATIVE COSTS

      Selling, general and administrative costs were unchanged at $8.3 million. As a percentage of revenue this represents 41% in 1997 compared with 38% in fiscal 1998. Excluding the effects of the publishing business divested in the quarter, selling general and administration costs increased by 7%, principally due to increased selling costs associated with the significant growth in the Company's market research business in the US.


NET INTEREST EXPENSE

      Net interest expense for the quarter ended September 30, 1997 was at $0.3 million, an increase of $0.2m from the equivalent quarter in fiscal 1997. This increase in expense arises from the lower interest costs in fiscal 1997 following the allocation of almost $0.4 million debenture interest to the discontinued operations.


INCOME TAXES

      The Company recorded an income tax credit of $0.1 million for the three months ended September 30, 1997 on pre-tax profit of $2.4 million, an effective rate of (4)%, the gain on disposal of the Company's international publishing business being tax free. Excluding this gain, the Company's effective rate was 40%. The fiscal 1997 effective tax rate was 39% on pre-tax operating profit of $0.4 million.

      The 1% rate differential reflects changes in the anticipated mix of country profits for the year ending June 30, 1998 and reduced potential use of net operating loss carry forwards in fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company's cash, cash equivalents and marketable securities totalled $71.5 million, an increase of $7.0 million from the $64.5 million balance at June 30, 1997. The increase is primarily due to movements in working capital and proceeds from the sale of the Company's international publishing business. The current ratio at September 30, 1997 increased to 3.5 from 2.9 at June 30, 1997.

      The Company anticipates, in fiscal year 1998 and in subsequent years, its capital expenditures and working capital requirements will be funded from cash, cash equivalents and marketable securities and internally generated funds. The timing and magnitude of future acquisitions will continue to be the single most important factor in determining the Company's long-term capital needs.


ACQUISITIONS AND DIVESTITURES

On July 1, 1997 the Company sold its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science for approximately $9 million, resulting in a net gain on sale of $2.6 million.

On July 1, 1994 the Company acquired 80% of the Common Stock of Mediphase Limited, a specialist software and information Company in the United Kingdom. On July 1, 1997 the Company acquired the remaining 20% of the Common Stock in Mediphase Limited for $1.7 million.


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

      The Company has filed a preliminary proxy statement with the SEC, and upon receiving clearance from the SEC, will call a special meeting of PMSI's common stockholders. Subject to receiving the approval of PMSI common stockholders, the Company expects the transactions to close before the end of calendar year 1997.

PART II.                       OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              None.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS

      11       Computation of Earnings per Share.

      REPORTS ON FORM 8-K

      Disposition of Bugamor International Publishing Business (incorporated by reference to report on Form 8-K dated August 19, 1997)

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1997             Pharmaceutical Marketing Services Inc.


                                    By /s/ Raymund M. Davies
                                      -----------------------------
                                    Raymund Davies
                                    Chief Financial Officer

                                    On behalf of the registrant and as principal financial officer.

                                INDEX TO EXHIBITS

Exhibit                            Description                       Page Number
-------                            -----------                       -----------

  11                    Computation of Earnings per Share                14