Form 10-Q
period 1997-12-31
PHARMACEUTICAL MARKETING SERVICES INC
filed 1998-02-17
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1997


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

As of January 31, 1998, there were outstanding 12,349,971 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  (unaudited) for the Three and Six Months
                  Ended December 31, 1997 and 1996.............................3

                  Consolidated Balance Sheets (unaudited) as of
                  December 31, 1997 and June 30, 1997..........................4

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Six Months Ended
                  December 31, 1997 and 1996...................................5

                  Notes to Consolidated Financial Statements...................6

Item 2.  Management's Discussion and Analysis
                  of Results of Operations and Financial Condition............11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
                  Security-Holders............................................16

Item 6.           Exhibits and Reports on Form 8-K............................16

                  Signatures..................................................17

                  Index to Exhibits...........................................18

PART I.                        FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                    ------------------------        ------------------------
                                                      1997            1996            1997            1996
                                                    --------        --------        --------        --------
Revenue                                             $ 21,573        $ 26,552        $ 41,666        $ 48,474
Production costs                                     (11,141)        (14,109)        (21,980)        (26,796)
Selling, general and administrative expenses          (7,809)         (9,709)        (16,091)        (18,017)
In-process research and development write off        (12,046)             --         (12,046)             --
Amortization of intangible assets                       (342)           (397)           (684)           (851)
Impairment of assets held for sale                   (14,735)             --         (14,735)             --
Income (loss) from assets held for sale                  410              --            (188)             --
                                                    --------        --------        --------        --------
Operating (loss) income                              (24,090)          2,337         (24,058)          2,810
Gain on sale of operations                            33,608              --          36,239              --
Interest and other income                              1,091             740           1,962           1,412
Interest expense                                      (1,164)           (797)         (2,330)         (1,537)
                                                    --------        --------        --------        --------
Income before income taxes                             9,445           2,280          11,813           2,685
Income tax provision                                  (9,254)           (798)         (9,149)           (956)
Minority interest                                         --             (25)             --             (46)
                                                    --------        --------        --------        --------
Income from continuing operations                        191           1,457           2,664           1,683
Loss from discontinued operations                         --          (9,914)             --          (9,914)
                                                    --------        --------        --------        --------
Net income (loss)                                   $    191        $ (8,457)       $  2,664        $ (8,231)
                                                    ========        ========        ========        ========
Basic and diluted earnings per share:
    Continuing operations                           $   0.01        $   0.11        $   0.20        $   0.13
    Discontinued operations                               --           (0.75)             --           (0.75)
                                                    --------        --------        --------        --------
Net income (loss) per share                         $   0.01        $  (0.64)       $   0.20        $  (0.62)
                                                    ========        ========        ========        ========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                      DECEMBER 31, 1997  JUNE 30, 1997
                                                                      -----------------  -------------
                                     ASSETS

Current assets
    Cash and cash equivalents                                             $  52,778        $  32,414
    Marketable securities                                                    61,213           24,738
    Accounts receivable, principally trade                                   24,530           27,442
    Work in process                                                           1,355            3,798
    Prepaid expenses and other current assets                                 4,604            4,905
    Net current assets held for sale                                            611            4,236
                                                                          ---------        ---------
      Total current assets                                                  145,091           97,533

Marketable securities                                                         9,491            7,384
Property and equipment, net                                                   9,082           11,761
Goodwill, net                                                                22,641           25,303
Other assets, net                                                             7,005            6,424
Net assets held for sale                                                     11,286           18,797
                                                                          ---------        ---------
      Total assets                                                        $ 204,596        $ 167,202
                                                                          =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                                  $      54        $     407
    Accounts payable                                                          7,444            5,036
    Accrued liabilities                                                      37,548           10,507
    Unearned income                                                          24,725           17,373
                                                                          ---------        ---------
      Total current liabilities                                              69,771           33,323

Long-term debt                                                               69,030           69,552
Unearned income                                                               7,061               --
Other liabilities                                                               460              583
                                                                          ---------        ---------
      Total liabilities                                                     146,322          103,458
                                                                          ---------        ---------
Stockholders' equity
    Common stock, $0.01 par value, 25,000,000
      shares authorized, and 12,349,971 and 13,199,475
      shares issued and outstanding, respectively                               123              132
    Paid-in capital                                                          79,209           87,179
    Accumulated deficit                                                     (17,365)         (20,029)
    Cumulative translation adjustment                                        (5,874)          (3,534)
    Unrealized gain (loss) on investments, net of
      income tax charge (benefits) of $1,455 and $(3), respectively           2,181               (4)
                                                                          ---------        ---------
        Total stockholders' equity                                           58,274           63,744
                                                                          ---------        ---------
        Total liabilities and stockholders' equity                        $ 204,596        $ 167,202
                                                                          =========        =========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                    1997            1996
                                                                                  --------        --------
Net cash provided by operating activities                                         $  5,753        $  6,001
                                                                                  --------        --------
Cash flows provided by (used in) investing activities:
        Capital expenditures                                                        (1,031)         (2,896)
        Proceeds from businesses disposed, net of associated
        selling expenses                                                            12,546           2,807
        Cash acquired in Source Europe                                               9,942              --
        Cash consideration advanced to Source Europe under a line of credit         (6,433)             --
        Sale (purchase) of marketable securities, net                               (1,075)            188
        Acquisition and contingent purchase price payments                          (2,159)             --
                                                                                  --------        --------
Net cash provided by investing activities                                           11,790              99
                                                                                  --------        --------
Cash flows provided by (used in) financing activities:
        Net proceeds from options exercised                                            515             181
        Repayments of long-term debt and capital lease
          obligations                                                                 (210)           (126)
                                                                                  --------        --------
Net cash provided by financing activities                                              305              55
                                                                                  --------        --------
Effect of discontinued operations                                                       --           2,194
Effect of assets held for sale                                                       3,385              --
Effect of exchange rate movements                                                     (869)            183
                                                                                  --------        --------
Net increase in cash and cash equivalents                                           20,364           8,532
Cash and cash equivalents at beginning of period                                    32,414          12,669
                                                                                  --------        --------
Cash and cash equivalents at end of period                                        $ 52,778        $ 21,201
                                                                                  ========        ========

Supplemental disclosure of non-cash investing and financing activities:
     Fair value of assets acquired                                                $ 19,104
     PMSI shares received                                                            8,494
     In-process research and development                                            12,046
     Completed technology acquired                                                   1,438
                                                                                  --------
     Liabilities assumed                                                          $ 41,082
                                                                                  ========
     Cancellation of amounts due from Source Europe under a line of credit        $  6,433
                                                                                  ========
     National Data Corporation shares received                                    $ 35,328
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

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       INTERIM UNAUDITED FINANCIAL INFORMATION

                  The accompanying statements of operations for the three and six months ended December 31, 1997 and 1996, the statements of cash flows for the six months ended December 31, 1997 and 1996, the balance sheet as of December 31, 1997 and the related information of Pharmaceutical Marketing Services Inc. (the "Company" or "PMSI") included in these notes to the financial statements are unaudited. These financial statements, where applicable, have been restated for discontinued operations. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for discontinued operations, the effects of acquisitions and disposals, impairment of assets held for sale and reserve for tax audit assessments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2.       INCOME PER SHARE

                  The Company has adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is computed using the weighted average number of shares of Common Stock outstanding. Diluted earnings per share includes common equivalent shares, where dilutive, (using the treasury stock method) from stock options and convertible debt. All historical periods presented have been restated applying SFAS 128.

                  For all periods presented amounts used in both basic earnings per share and diluted earnings per share are the amounts as stated in the consolidated statement of operations. The only common equivalent shares in the diluted calculations are stock options calculated using the treasury stock method.

         These calculations are summarized below:

                                                                  Three Months Ended                      Six Months Ended
                                                                     December 31,                           December 31,
                                                               1997               1996                1997                1996
                                                          ------------        ------------        ------------        ------------
Weighted average common shares outstanding
Shares used in computing basic earnings per share           13,106,463          13,183,840          13,163,206          13,176,535

Assumed exercise of in the money
   stock options                                             1,196,900           1,310,700           1,196,900             698,850

Less assumed buy-back under the treasury
   stock method                                             (1,010,169)         (1,129,371)           (965,075)           (569,123)
                                                          ------------        ------------        ------------        ------------
Shares used in computing diluted earnings per
   share if the result is dilutive                          13,293,194          13,365,169          13,395,031          13,306,262
                                                          ------------        ------------        ------------        ------------
   Income from continuing operations (in thousands)       $        191        $      1,457        $      2,664        $      1,683
   Loss from discontinued operations (in thousands)                 --              (9,914)                 --              (9,914)
                                                          ------------        ------------        ------------        ------------
   Net income (loss) (in thousands)                       $        191        $     (8,457)       $      2,664        $     (8,231)
                                                          ------------        ------------        ------------        ------------

                  Options to purchase 563,050 and 832,800 shares of common stock at prices ranging from $13.50 to $22.00 were outstanding at December 31, 1997 and 1996, respectively but were not included in the computation of diluted earnings per share for the three and six months ended December 31, 1997 because the options exercise price was greater than the average market price of the common shares.

                  The convertible debentures have not been assumed converted for the diluted earnings per share as the effect would be anti-dilutive. Had the convertible debentures been included, the number of shares would have increased by 3,450,000 for the three and six months ended December 31, 1997 and 1996. As a result of reduced interest expense following the conversion, the increase to net income would have been $647,000 for the three months and $1,294,000 for the six months ended December 31, 1997 and 1996.These adjustments would have resulted in a diluted income (loss) per share of $0.05 and $(0.46) for the three months ended December 31, 1997 and 1996 respectively and of $0.24 and $(0.41) respectively for the six months then ended.

3.       INCOME TAXES

                  The effective income tax rate for fiscal 1998 was negatively impacted by the non-deductible charge for the write-off of in-process research and development costs. The projected 1998 fiscal year effective income tax rate for operations, based on the Company's projected mix of country profits including actual results for the six months ended December 31, 1997, but excluding the impact of the in-process research and development write off, is 50%.

                  In addition to the provision for taxes on profits in the year, the Company has taken the precaution, in consultation with its advisors, to set up a reserve of $1.5 million to meet liabilities arising from European tax audits in progress and to recognize a tax benefit of $7.3 million to be generated on the anticipated sale of IMR. The gain on sale of the Source joint venture and OTC businesses during the quarter has an associated tax charge of 41%.

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

5.       ACQUISITIONS AND DIVESTITURES

                  On December 15, 1997 the Company acquired Source Informatics European Holdings L.L.C. and its subsidiaries ("Source Europe") from Source Informatics Inc. for cash consideration of $6.4 million representing the cancellation of amounts advanced under a line of credit.

                  Source Europe is a development stage business involved in building databases of information from prescriptions dispensed in the UK, Germany, France, Belgium and Italy and in developing the software technology to support, access and generate information from such databases. This information enables pharmaceutical companies to measure and analyze product performance at a detailed geographical level, namely small groups of physicians or at the individual physician level and thereby improve salesforce productivity. Currently, the businesses are at various stages of development, but some initial products have recently begun to be delivered to pharmaceutical companies in some of the markets in which Source Europe is operating.

                  The value of acquired in-process research and development with no alternative use was assessed to be $27.0 million, while completed technology was valued at $3.0 million. Therefore, the excess of the purchase price over the fair value of the net assets acquired of $13.4 million has been pro-rated in proportion to the relative total values of in-process research and development and completed technology as follows:

                  In-Process Research & Development  (90%)               $12.0 m
                  Completed Technology (10%)                             $ 1.4 m
                                                                        --------
                                                                         $13.4 m

                  The completed technology is expected to have an economic life of between 2 and 3 years and will be amortized on a straight-line basis over its economic life. The in-process research and development costs have been written off immediately.

                  Included in the assets acquired in Source Europe were 918,254 shares of common stock in the Company with a value of $8.5 million, which were formally retired during the quarter.

                  On December 15, 1997, the Company sold its interest in the joint operating venture with Source America and its OTC Physician Database business in the US to National Data Corporation ("NDC"). The Company received 1,084,950 registered shares in NDC with a market value on December 15, 1997 of $35.3 million plus $6.5 million in cash. This resulted in a pre-tax gain of $33.6 million and net gain of $19.8 million, after deducting selling and other transaction related expenses of $4.5 million and taxation of 41%.

                  Presented below are summarized unaudited pro forma results as if the acquisition of Source Europe had occurred on July 1, 1996 and July 1, 1997. The pro forma adjustments relate principally to amortization and inter-company trading.

                                                 Unaudited             Unaudited
                                                Six Months            Six Months
                                                   Ended                Ended
                                                   -----                -----
                                             December 31, 1997     December 31, 1996
                                             -----------------     -----------------
Revenue                                          $ 43,202              $ 41,882
Net income                                       $(11,184)             $(17,814)
Net income per share                             $  (0.91)             $  (1.44)

6.       ASSETS HELD FOR SALE/ DISCONTINUED OPERATIONS

                  The Company decided to divest its non-database segment during the third quarter of fiscal 1996. At the end of the measurement period, the only business from this segment that still remained to be sold was the French point of sale marketing business.

                  Discussions with a potential purchaser are now at an advanced stage. It is anticipated that this sale will be completed by March 31, 1998. The expected net loss to be incurred on sale is $7.4 million comprising $14.7 million impairment of assets held for sale less $7.3 million in tax benefit arising from the loss on sale.

                  The operating results of this business have been included within operating income as "income (loss) from assets held for sale". Its net assets, together with the accrual for the net loss to be generated on disposition, are recorded in the balance sheet as "net current assets held for sale" and "net assets held for sale".

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

REVENUE

         Revenue for the Company's second quarter of fiscal 1998 was $21.6 million compared to $26.6 million for the corresponding quarter of 1997, a reduction of 19%. This reduction resulted from the divestitures of the international publishing business, Bugamor, in the first quarter and the sale of the Source Joint Venture towards the end of the second quarter. Currency exchange rate movements, principally in Japan, negatively impacted the quarter's revenues by $0.8 million, or 4%.

         Excluding the effects of Bugamor, the Source Joint Venture, other businesses divested during fiscal 1997 and currency, revenue from the Company's ongoing operations increased by $1.0 million or 6%. The revenue growth in the quarter was mainly from the expansion of market research services at the Company's Scott Levin subsidiary in the US and information services in Japan. Overall growth was negatively impacted by timing differences in the Japanese convention business compared with fiscal 1997.

PRODUCTION COSTS

         Production costs decreased to $11.1 million (52% of revenue) from $14.1 million (53% of revenue) in the comparable quarter of fiscal 1997. Excluding the effects of Bugamor, the Source Joint Venture and other businesses divested during fiscal 1997, production costs decreased by 3% mainly due to lower expenses in Japan resulting from timing differences on Convention revenue.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $7.8 million (36% of revenue) compared with $9.7 million (37% of revenue) for the same quarter in fiscal 1997. Excluding the effects of Bugamor, the Source Joint Venture and other businesses divested during fiscal 1997, selling general and administration costs were $7.0 million, an increase of 4% on the second quarter of fiscal 1997. This increase is due to additional selling costs required to accelerate the growth of the Company's market research businesses in the US and Japan.

IN-PROCESS RESEARCH & DEVELOPMENT

         The acquisition of Source Europe during the quarter ended December 31, 1997 resulted in a one time charge of $12.0 million for the write-off of in-process research and development.

IMPAIRMENT OF ASSETS HELD FOR SALE

         Discussions with potential purchasers of the Company's French point of sale marketing business are now at an advanced stage and it is anticipated a sale will be completed by March 31, 1998. The expected loss before taxes is estimated to be $14.7 million. This loss will be partially offset by a tax benefit of $7.3 million.

GAIN ON SALE OF OPERATIONS

         The sale of the Company's Source Joint Venture and OTC businesses in the US was completed during the quarter and the resulting pre-tax gain of $33.6 million has been recorded in the financial statements for the quarter ended December 31, 1997.

NET INTEREST EXPENSE

         Net interest expense for the quarter ended December 31, 1997 was $0.1 million, the same as the expense for the second quarter in fiscal 1997. In the second quarter of fiscal 1997 $0.4 million of debenture interest expense was charged to discontinued operations. In the same quarter this year the entire debenture interest was charged to continuing operations. This increase in the year on year expense of $0.4 million was offset by increased interest income from improved returns on increased funds invested.

INCOME TAXES

         The Company recorded an income tax charge of $9.3 million for the three months ended December 31, 1997. The gain on disposal of the Company's interest in the Source US operating venture and the OTC business generated a tax charge of $13.8 million, while the balance of the charge represents an effective tax rate on income from ongoing operations of 50%, a $1.5 million reserve with respect to European tax audits in progress and a tax benefit arising from the loss on sale of IMR of $7.3 million.

The fiscal 1997 effective tax rate was 39% on pre-tax operating profit of $0.4 million. The rate differential reflects the tax effects of a number of one time items, changes in the anticipated mix of country profits and reduced potential to use net operating loss carry forwards in the year ending June 30, 1998.


                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

REVENUE

         Revenue for the first half of fiscal 1998 was $41.7 million compared to $48.5 million for the corresponding period of 1997, a decrease of 14%. This reduction was due to the divestiture of the Bugamor international publishing business during the first quarter and the Source joint venture during the second quarter. Currency exchange rate movements, principally in Japan, Germany and France, negatively impacted the six months revenues by $1.9 million, or 4%.

         Excluding the effects of Bugamor, the Source joint venture and other businesses divested during fiscal 1997, revenue from the Company's ongoing operations increased by $1.6m or 5%. This increase in revenue reflects the continued growth of market research services from the Company's Scott Levin subsidiary and information services in Japan partially offset by lower revenues in the other Japanese businesses.


PRODUCTION COSTS

         Production costs decreased to $22.0 million (52% of revenue) from $26.8 million (55% of revenue) for the comparable six months of fiscal 1997. Excluding the effects of Bugamor, the Source joint venture and other businesses divested during fiscal 1997, normal production costs decreased by 2%. This is mainly attributable to the change in product mix in Japan, where information services have become more significant than the communications and convention business, and attract a substantially higher gross margin.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs decreased to $16.1 million (38% of revenue) from $18.0 million (37% of revenue) for the comparable six months of fiscal 1997. Excluding the effects of Bugamor, the Source joint venture and other businesses divested during fiscal 1997, selling general and administration costs increased by 6%, due to increased investment in selling resources associated with development plans for the Company's market research businesses in the US and Japan.

NET INTEREST EXPENSE

         Net interest expense for the first half of fiscal 1998 was $0.4 million, an increase of $0.3m compared with the equivalent period in fiscal 1997. This increase in expense arises from a lower interest expense allocation to continuing operations in the first half of fiscal 1997 due to the allocation of almost $0.8 million of debenture interest to discontinued operations.

INCOME TAXES

         The Company recorded an income tax provision of $9.1 million for the six months ended December 31, 1997 compared with a provision of $1.0 million for the comparable period in fiscal 1997.

         The gain on disposal of the Company's interest in the Source US operating venture and the OTC business generated a tax charge of $13.8 million, while the balance of the charge represents an effective tax rate on income from ongoing operations of 50%, a $1.5 million reserve with respect to European tax audits in progress and a tax benefit arising from the loss on sale of IMR of $7.3 million.

         The fiscal 1997 effective tax rate was 39% on pre-tax operating profit of $0.4 million. The rate differential reflects the tax effects of a number of one time items, changes in the anticipated mix of country profits and reduced potential to use net operating loss carry forwards in the year ending June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company's cash, cash equivalents and marketable securities totalled $123.5 million, an increase of $59.0 million from the $64.5 million balance at June 30, 1997. The increase is due to proceeds from the sale of the Company's international publishing business, its interest in the Source joint venture and OTC businesses in the US, the net cash acquired with Source Europe and movements in working capital. The current ratio at December 31, 1997 decreased to 2.1 from 2.9 at June 30, 1997 due to the current liabilities acquired with Source Europe.

         The Company anticipates, in fiscal year 1998 and in subsequent years, its capital expenditures and working capital requirements will be funded from cash, cash equivalents and marketable securities and internally generated funds. The timing and magnitude of future acquisitions will continue to be the single most important factor in determining the Company's long-term capital needs.

ACQUISITIONS AND DIVESTITURES

         On July 1, 1997 the Company sold its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science for approximately $9.0 million, resulting in a net gain on sale of $2.6 million.

         The Company had acquired on July 1, 1994 80% of the Common Stock of Mediphase Limited, a specialist company serving retail pharmacies in the United Kingdom. In accordance with the terms of the original agreement, on July 1, 1997 the Company acquired the remaining 20% of the Common Stock in Mediphase Limited for $1.9 million.

         On December 15, 1997 the Company acquired the Source Europe business and divested its minority operating interest in the Source Informatics venture in the United States together with its OTC Physician Survey business in a three way transaction with National Data Corporation and Source Informatics Inc. This transaction is described more fully in Note 5 of this Report, the Company's Proxy Statement dated November 14, 1997 and in the Company's Form 8-K Report filed on December 29, 1997.

PART II.                        OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Acquisition of Source Europe and divestment of the Company's minority interest in the Source Informatics venture in the United States and its OTC Physician Survey business was approved by Stockholders of the Company at a Special Meeting on December 15, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         27       Financial Data Schedule

         REPORTS ON FORM 8-K

         Disposition of Bugamor International Publishing Business (incorporated by reference to report on Form 8-K dated August 19, 1997)

         Acquisition of Source Europe and divestment of the Company's minority interest in the Source Informatics venture in the United States together with its OTC Physician Survey business (incorporated by reference to report on Form 8-K dated December 29, 1997)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 13, 1998                   Pharmaceutical Marketing Services Inc.
                                          --------------------------------------



                                          By/s/ Raymund M. Davies
                                          Raymund Davies
                                          Chief Financial Officer

                                          On behalf of the registrant and as
                                          principal financial officer.

                                INDEX TO EXHIBITS

Exhibit                             Description                      Page Number

  27              Financial Data Schedule                                 19