Form 10-Q
period 1998-03-31
PHARMACEUTICAL MARKETING SERVICES INC
filed 1998-05-15
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No


       As of April 30, 1998, there were outstanding 12,349,971 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                        PAGE NO.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  (unaudited) for the Three and Nine Months
                  Ended March 31, 1998 and 1997 .........................  3

                  Consolidated Balance Sheets (unaudited) as of
                  March 31, 1998 and June 30,1997 .......................  4

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Nine Months Ended
                  March 31, 1998 and 1997 ...............................  5

                  Notes to Consolidated Financial Statements ............  6


Item 2.  Management's Discussion and Analysis
                  of Results of Operations and Financial Condition ...... 12


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ............ 17

Item 6.  Exhibits and Reports on Form 8-K ............................... 18

                  Signatures ............................................ 19

                  Index to Exhibits ..................................... 20

PART I.                       FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  ------------------    --------------------
                                                      MARCH 31,                MARCH 31,
                                                --------------------    --------------------
                                                  1998        1997        1998        1997
                                                --------    --------    --------    --------
Revenue                                         $ 17,539    $ 22,794    $ 59,205    $ 71,268

Production costs                                 (11,065)    (12,453)    (33,045)    (39,249)

Selling, general and administrative expenses      (8,415)     (8,031)    (24,506)    (26,048)

In process research and development write off         --          --     (12,046)         --

Amortization of intangible assets                   (456)       (438)     (1,140)     (1,289)

Impairment of assets held for sale                    --          --     (14,735)         --

Loss from assets held for sale                       (91)       (287)       (279)       (287)

Transaction costs incurred to date                  (600)         --        (600)         --
                                                --------    --------    --------    --------
Operating (loss) income                           (3,088)      1,585     (27,146)      4,395

(Loss) gain on sale of operations                 (2,133)         --      34,106          --

Interest and other income                          2,777         729       4,739       2,141

Interest expense                                  (1,138)       (756)     (3,468)     (2,293)
                                                --------    --------    --------    --------
(Loss) Income before income taxes                 (3,582)      1,558       8,231       4,243

Income tax benefit (provision)                     1,014        (546)     (8,135)     (1,502)

Minority interest                                     --          34          --         (12)
                                                --------    --------    --------    --------
(Loss) Income from continuing operations          (2,568)      1,046          96       2,729

Loss from discontinued operations                     --          --          --      (9,914)
                                                --------    --------    --------    --------
Net (loss) income                               $ (2,568)   $  1,046    $     96    $ (7,185)
                                                ========    ========    ========    ========
Basic and diluted earnings (loss) per share:

    Continuing operations                       $  (0.21)   $   0.08    $   0.01    $   0.21

    Discontinued operations                           --          --          --       (0.75)
                                                --------    --------    --------    --------
Net (loss) income per share                     $  (0.21)   $   0.08    $   0.01    $  (0.54)
                                                ========    ========    ========    ========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                            MARCH 31, 1998    JUNE 30, 1997
                                                            --------------    -------------
                            Assets
Current assets
   Cash and cash equivalents                                  $  43,666         $  32,414
   Marketable securities                                         57,738            24,738
   Accounts receivable, principally trade                        18,054            27,442
   Work in process                                                1,582             3,798
   Prepaid expenses and other current assets                      4,530             4,905
   Net current assets held for sale                                  --             4,236
                                                              ---------         ---------
     Total current assets                                       125,570            97,533

Marketable securities                                            12,702             7,384
Property and equipment, net                                       9,462            11,761
Goodwill, net                                                    22,352            25,303
Other assets, net                                                11,334             6,424
Net assets held for sale                                             --            18,797
                                                              ---------         ---------
     Total assets                                             $ 181,420         $ 167,202
                                                              =========         =========

             Liabilities and Stockholders' Equity
Current liabilities
   Current maturities of long term debt                       $      81         $     407
   Accounts payable                                               5,386             5,036
   Accrued liabilities                                           20,857            10,507
   Unearned income                                               21,101            17,373
                                                              ---------         ---------
     Total current liabilities                                   47,425            33,323

Long term debt                                                   69,041            69,552
Unearned income                                                   7,061                --
Other liabilities                                                   501               583
                                                              ---------         ---------
     Total liabilities                                          124,028           103,458
                                                              ---------         ---------
Stockholders' equity
   Common stock, $0.01 par value, 25,000,000
     shares authorized, and 12,349,971 and 13,199,475
     shares issued and outstanding, respectively                    123               132
   Paid in capital                                               79,625            87,179
   Accumulated deficit                                          (19,933)          (20,029)
   Cumulative translation adjustment                             (7,097)           (3,534)
   Unrealized gain (loss) on investments, net of income tax
      charge (benefits) of $3,248 and $(3), respectively          4,674                (4)
                                                              ---------         ---------
       Total stockholders' equity                                57,392            63,744
                                                              ---------         ---------
       Total liablities and stockholders' equity              $ 181,420         $ 167,202
                                                              =========         =========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                 -------------------------
                                                                                           MARCH 31,
                                                                                 -------------------------
                                                                                   1998            1997
                                                                                 --------        --------
Net cash used in operating activities                                            $ (6,815)       $ (3,325)
                                                                                 --------        --------

Cash flows provided by (used in) investing activities:
       Capital expenditures                                                        (1,807)         (3,484)
       Proceeds from businesses disposed, net of associated
       selling expenses                                                            15,793             162
       Cash acquired in Source Europe                                               9,942              --
       Cash consideration advanced to Source Europe under a line of credit         (6,433)             --
       Sale (purchase) of marketable securities, net                                1,682            (240)
       Acquisition and contingent purchase price payments                          (2,159)           (607)
                                                                                 --------        --------
Net cash provided by (used in) investing activities                                17,018          (4,169)
                                                                                 --------        --------
Cash flows provided by (used in) financing activities:
       Net proceeds from options exercised                                            931             746
       Repayments of long term debt and capital lease
         obligations                                                                 (226)           (476)
                                                                                 --------        --------
Net cash provided by financing activities                                             705             270
                                                                                 --------        --------
Effect of discontinued operations                                                      --           1,808
Effect of assets held for sale                                                      1,879              --
Effect of exchange rate movements                                                  (1,535)         (2,231)
                                                                                 --------        --------
Net increase (decrease) in cash and cash equivalents                               11,252          (7,647)
Cash and cash equivalents at beginning of period                                   32,414          27,840
                                                                                 --------        --------
Cash and cash equivalents at end of period                                       $ 43,666        $ 20,193
                                                                                 ========        ========

Supplemental disclosure of non cash investing and financing activities:
    Fair value of assets acquired                                                $ 19,104
    PMSI shares received                                                            8,494
    In process research and development                                            12,046
    Completed technology acquired                                                   1,363
                                                                                 --------
    Liabilities assumed                                                          $ 41,007
                                                                                 ========

    Cancellation of amounts due from Source Europe under a line of credit        $  6,433
                                                                                 ========
    National Data Corporation shares received                                    $ 35,328
                                                                                 ========

    The accompanying notes are an integral part of these financial statements

    PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   INTERIM UNAUDITED FINANCIAL INFORMATION

            The accompanying statements of operations for the three and nine months ended March 31, 1998 and 1997, the statements of cash flows for the nine months ended March 31, 1998 and 1997, the balance sheet as of March 31, 1998 and the related information of Pharmaceutical Marketing Services Inc. (the "Company" or "PMSI") included in these notes to the financial statements are unaudited. These financial statements, where applicable, have been restated for discontinued operations. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for discontinued operations, the effects of acquisitions and disposals, impairment of assets held for sale and reserve for tax audit assessments) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

            The June 30, 1997 balance sheet was derived from the Company's June 30, 1997 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

            These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10K for the year ended June 30, 1997.


2.    INCOME (LOSS) PER SHARE

            The Company has adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic per share amounts are computed using the weighted average number of shares of Common Stock outstanding. Diluted per share amounts include common equivalent shares, where dilutive, (using the treasury stock method) from stock options and convertible debt. The prior periods presented have been restated applying SFAS 128.

            For all periods presented amounts used in both basic earnings per share and diluted earnings per share are the amounts as stated below. The only common equivalent shares in the diluted calculations are stock options calculated using the treasury stock method.

            These calculations are summarised below:


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        --------------------------       ---------------------------
                                                                   March 31,                        March 31,
                                                                   ---------                        ---------
                                                          1998             1997             1998             1997
                                                       ----------       ----------       ----------       ----------
Weighted average common shares outstanding
Shares used in computing basic earnings per share      12,359,150       13,194,784       12,898,099       13,182,535

Assumed exercise of in the money
   stock options                                        1,429,600        1,304,650        1,429,600        1,304,650

Less assumed buy back under the treasury
   stock method                                        (1,218,219)      (1,183,057)      (1,160,970)      (1,218,918)

Shares used in computing diluted earnings per
                                                       ----------       ----------       ----------       ----------
   share if the result is dilutive                     12,570,531       13,316,377       13,166,729       13,268,267
                                                       ----------       ----------       ----------       ----------

            Options to purchase 473,300 shares of common stock at prices ranging from $13.50 to $22.00 were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 1998 respectively because the options exercise price was greater than the average market price of the common shares.

            The convertible debentures have not been assumed converted for the diluted earnings per share as the effect would be anti-dilutive. Had the convertible debentures been included, the number of shares would have increased by 3,450,000 for the three and nine months ended March 31, 1998 and 1997. Reduced interest expense would have had a favourable impact on net income (loss) of $647,000 for the three months and $1,941,000 for the nine months ended March 31, 1998 and 1997.

3.    INCOME TAXES

            The projected 1998 fiscal year effective income tax rate for operations, based on the Company's projected mix of country profits and losses has been estimated to be 50%. Projected profits and losses for the year have been adjusted for actual results for the nine months ended March 31, 1998. The effective rate estimated for operations reflects the reversal of valuation allowances on certain deferred tax assets, net of an adjustment to an intangible asset in connection with a purchase accounting adjustment, where the level of uncertainty regarding the utilization of these deferred tax assets has been mitigated.

            The overall effective income tax rate for fiscal 1998 was negatively impacted by certain non-recurring items which include the non-deductible charge for the write off of in-process research and development costs and an additional provision for taxes, recorded during the second quarter of the fiscal year of $1.5 million for probable liabilities arising from tax audits in progress. The full liability assessed by the tax authorities is approximately $3 million. At the request of the tax authorities, the Company paid approximately $3 million into escrow during the quarter, pending the outcome of the appeals. The escrow amounts were included in other assets at March 31, 1998.

            The Company has also recognised a total tax benefit during the year to date of $8.1 million on the sale of IMR. Tax has been provided at 41% on the gain on sale of the Source joint venture and OTC businesses of $33.6 million during the second quarter and on the gain on sale of NDC shares of $1.6 million in the third quarter.

            The effective income tax rate for continuing operations in the three and nine months ended March 31, 1997 was 35%.

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

5.    ACQUISITIONS AND DIVESTITURES

            On December 15, 1997 the Company acquired Source Informatics European Holdings L.L.C. and its subsidiaries ("Source Europe") from Source Informatics Inc. ("Source") for consideration of $8.4 million comprising the cancellation of amounts advanced to Source under a line of credit of $6.4 million and direct costs of $2.0 million.

            Source Europe is a development stage business involved in building databases of information from prescriptions dispensed in the UK, Germany, France, Belgium and Italy and in developing the software technology to support, access and generate information from such databases. This information enables pharmaceutical companies to measure and analyze product performance at a detailed geographical level, namely small groups of physicians or at the individual physician level and thereby improve salesforce productivity. Currently, the businesses are at various stages of development, but revenues are being generated at an increasing level as more products begin to be delivered to clients throughout Europe.

            The potential value of acquired in-process research and development with no alternative use was estimated to be $27.0 million, while the potential aggregate value of completed technology was estimated at $3.0 million. Therefore, the excess of the purchase price over the fair value of the net assets acquired of $13.4 million has been pro-rated in proportion to the relative total values of in-process research and development and completed technology as follows:

                    In-Process Research & Development  (90%)     $12.0 m
                    Completed Technology (10%)                    $1.4 m
                                                                --------
                                                                 $13.4 m
                                                                --------

            The in-process research and development costs were written off at the time of acquisition. As mentioned in note 3, as a result of the reversal of a valuation allowance against a deferred tax asset during the third quarter of fiscal 1998, which was set up as part of the purchase price of Source Europe, "completed technology" of $1.4m was written off during the third quarter of fiscal 1998.

            Included in the assets acquired in Source Europe were 918,254 shares of common stock of the Company with a fair value on December 15, 1997 of $8.5 million. These shares were placed in treasury upon acquisition during the second quarter of fiscal 1998, and the excess of fair value over par value was recorded as an adjustment to paid-in capital.

            On December 15, 1997, in a related transaction the Company sold to National Data Corporation ("NDC") (i) the Company's interest in the US joint operating venture with Source ("Source US") and (ii) its OTC Physician Database business in the US. The Company received 1,084,950 registered shares in NDC with a market value on December 15, 1997 of $35.3 million plus $6.5 million in cash. This resulted in a pre-tax gain of $33.6 million and net gain of $19.8 million, after deducting selling and other transaction related expenses of $4.5 million and taxation of 41%.

            Presented below are summarized unaudited pro forma results as if the acquisition of Source Europe had occurred on July 1, 1996 and July 1, 1997. The pro forma adjustments relate principally to the amortization of completed technology and the elimination of inter-company transactions.

                                       Unaudited             Unaudited
                                    --------------         --------------
                                     Nine Months            Nine Months
                                    --------------         --------------
                                         Ended                 Ended
                                    --------------         --------------
                                    March 31, 1998         March 31, 1997
                                    --------------         --------------

           Revenue                      $60,741               $71,344
           Net loss                    $(13,751)             $(21,727)
           Net loss per share            $(1.07)               $(1.64)


6.        ASSETS HELD FOR SALE/ DISCONTINUED OPERATIONS

                      The Company sold IMR, its French point of sale marketing business on March 31, 1998. This was the last remaining business to be sold as a result of the Company's decision in the third quarter of fiscal 1996 to discontinue its non-database segment.

                      The business was sold for consideration of approximately $3.2 million in cash. The assets sold included cash and cash equivalents of $1.2 million. A net loss on sale of this business of $1.3 million, after selling costs and a tax benefit of $0.8 million, has been reflected in the statement of operations for the three months ended March 31, 1998.

                  Under the terms of the agreement the Company was required to give the purchasers a tax indemnity of approximately $1 million to cover possible future tax assessments that may arise relating to events in the period up to March 31, 1998. The indemnity expires July 31, 2001.

7.        OTHER EVENTS DURING THE QUARTER

                  On March 23, 1998 the Company and Cognizant Corporation ("Cognizant") (NYSE:CZT) announced jointly that they had signed a definitive merger agreement (the "Merger Agreement"), whereby the Company would be merged (the "Merger") into Cognizant and each outstanding share of Common Stock of the Company would be converted into a fraction of a share of either Cognizant or IMS Health Incorporated ("IMS"). Cognizant has announced a planned spin-off distribution (the "Cognizant Spin-Off") that will result in the reorganisation of Cognizant into two separate publicly traded companies: IMS and Nielsen Media Research, Inc. If the Merger is consummated prior to the Cognizant Spin-Off, stockholders of the Company will receive Cognizant common stock, while if the Merger is consummated after the Cognizant Spin-Off, stockholders will receive IMS common stock. In connection with this transaction the Company also granted to Cognizant stock options, exercisable only if the Merger Agreement is terminated under certain circumstances, to purchase 2,462,391 shares of Common Stock of the Company. In addition, the Board of Directors of the Company amended the Company's Rights Agreement to the effect that the transaction with Cognizant will not cause the Rights issued under the Rights Agreement to become exercisable.

               The transaction has been approved by the Company's board of directors and is still subject to approval by PMSI's stockholders and regulatory approval, including that pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act").The Company is in the process of providing additional information to the Federal Trade Commission in connection with the HSR Act filing the Company made with respect to the transaction with Cognizant. Upon consummation of this transaction, investment banker's fees will be payable of approximately $1.6 million.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES


                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUE

         Revenue for the Company's third quarter of fiscal 1998 was $17.5 million compared to $22.8 million for the corresponding quarter of 1997, a reduction of 23%. This reduction resulted from the divestiture of the international publishing business, Bugamor, in the first quarter of fiscal 1998 and the sale of Source US and the Company's OTC businesses towards the end of the second quarter of fiscal 1998. Currency exchange rate movements, principally in Japan, negatively impacted the quarter's revenues by $0.3 million, or 2%.

         Excluding the effects of Bugamor, Source US and OTC, other businesses divested during fiscal 1997 and exchange rate movements, revenue from the Company's ongoing operations increased by $4.5 million or 34%. The increase in revenue for the quarter was mainly from Scott Levin in the US and the inclusion for the first time of the Source Europe operations.

PRODUCTION COSTS

         Production costs decreased to $11.1 million (63% of revenue) from $12.5 million (55% of revenue) in the comparable quarter of fiscal 1997. This decrease was principally due to the significant change in the composition of the PMSI group during that time, in particular the divestments of Source US and Bugamor and the acquisition of Source Europe. Some of the Source Europe businesses are still at a relatively early stage of development whereby the costs associated with the low level of revenues being generated are disproportionately high. It is expected that the gross margins will improve significantly when the Source Europe businesses are fully developed.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $8.4 million (48% of revenue) compared with $8.0 million (35% of revenue) for the same quarter in fiscal 1997. This increase was mainly attributable to changes in the composition of the PMSI group during the past year, in particular the divestments of Source US and Bugamor and the acquisition of Source Europe. As Source Europe is still in the development stage, the level of sales and marketing support required to develop the business are disproportionately high compared with the current levels of revenue being generated. As revenue continues to grow selling, general and administrative expenses as a percentage of revenue will decrease.

TRANSACTION COSTS

         Transaction costs relating to the proposed sale of the Company to Cognizant of $0.6 million have been incurred in the quarter ended March 31, 1998. These principally relates to fees for the Company's investment bankers and for other related costs.

(LOSS) GAIN ON SALE OF OPERATIONS

         The sale of IMR, the Company's French point of sale marketing business was completed during the quarter and the resulting pre-tax loss of $2.1 million has been recorded in the financial statements for the quarter ended March 31, 1998.

INTEREST

         Included within interest and other income, is a pre-tax gain of $1.6 million on the sale of NDC shares during the quarter ended March 31, 1998.

         Excluding this, the interest income on the Company's invested funds for the quarter ended March 31, 1998 matched the interest expense. In the third quarter of fiscal 1997, approximately $0.4 million of debenture interest expense was charged to discontinued operations while in the same quarter of this fiscal year the entire debenture interest was charged to continuing operations. The resulting increase in the year on year interest expense of $0.4 million was offset by increased interest income from increased funds invested.

INCOME TAXES

         The Company recorded an income tax benefit of $1.0 million for the three months ended March 31, 1998. This benefit represents the net result of an effective tax rate on profits and losses from ongoing operations based on the forecast results for the full fiscal year of 50%, a tax provision of 41% relating to the recognised gain on NDC shares sold during the quarter and a tax benefit arising from the loss on sale of IMR of $0.8 million. The effective rate estimated for ongoing operations of 50% reflects the reversal of valuation allowances on certain deferred tax assets, where the level of uncertainty regarding the utilization of these deferred tax assets has been mitigated.

         The fiscal 1997 effective tax rate was 39% on pre-tax operating profit of $0.4 million. The rate differential between the fiscal years 1997 and 1998 reflects the tax effects of a number of one-time items, changes in the anticipated mix of country profits and changes in the composition of the PMSI group.

                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUE

         Revenue for the nine months ended March 31, 1998 was $59.2 million compared to $71.3 million for the corresponding period of fiscal 1997, a decrease of 17%. This reduction was due to the divestiture of the Bugamor international publishing business during the first quarter of fiscal 1998 and sale of the Source US and the OTC business during the second quarter of this fiscal year. Currency exchange rate movements, principally in Japan, Germany and France, negatively impacted the nine months revenues by $1.7 million, or 3%.

         Excluding the effects of Bugamor, Source US and OTC, other businesses divested during fiscal 1997 and currency exchange rate movements, revenue from the Company's ongoing operations increased by $7.5 million or 18%. This increase in revenue reflects the continued growth of Scott Levin, information services in Japan and the inclusion of revenues from Source Europe for the first time.

PRODUCTION COSTS

         Production costs decreased to $33.0 million (56% of revenue) from $39.2 million (55% of revenue) for the comparable nine months of fiscal 1997. The reduction in production costs is mainly attributable to the contraction in the size of the business following the sale of Bugamor and Source US, partially offset by additional production costs following the acquisition of Source Europe.

         Excluding the effects of Bugamor, Source US, OTC and other businesses divested during fiscal 1997, production costs increased by $4.0 million or 18%. The increase in costs is due to growth of the Scott Levin and Japanese information services businesses and the inclusion of Source Europe in the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs decreased to $24.5 million (41% of revenue) from $26.0 million (37% of revenue) for the comparable nine months of fiscal 1997. The overall reduction in selling general and administration costs is due to the divestments during the year, while the increase in costs as a percentage of revenues is attributable to the inclusion of the newly acquired Source Europe business where a high level of sales and marketing costs are required to develop the business.

IN-PROCESS RESEARCH & DEVELOPMENT

         The acquisition of Source Europe during the quarter ended December 31, 1997 resulted in a one-time charge of $12.0 million for the write off of in-process research and development.

         The acquired in process research and development (IPR&D) relates to Source Europe's current development projects, in five countries, to create complex software based projection methodologies for prescription data. Each projection methodology has been customized to adapt to each country's unique characteristics regarding data collection, manipulation, validation, zone definition, prescription mix, pharmacy volume weights, and dynamic rounding. The five countries are Germany, United Kingdom, Italy, Belgium and France.

         The aggregate completion costs for these IPR&D programs are expected to be approximately $3.7 million. The Company intends to further develop the IPR&D projects and expects either successful completion of or abandonment of the projects within 6-18 months of the acquisition. The Company expects to address the remaining technological issues with the IPR&D, however the Company recognizes that the development of the IPR&D involves certain risks such as failure of one or more of the critical components to function according to specifications, which may prevent these projects from reaching technological feasibility.

         The Company expects the economic lives of the IPR&D projects to approximate six to eight years, if technological feasibility is reached. Failure to successfully develop the IPR&D projects would negatively impact the Company's future performance and its ability to compete in the pharmaceutical and healthcare information markets.

IMPAIRMENT OF ASSETS HELD FOR SALE

         An impairment charge of $14.7 million was made in the second quarter of fiscal 1998 in respect of IMR, the Company's French point of sale business. A corresponding tax benefit of $7.3 million was recognised in the same period. During the third quarter of fiscal 1998 this business was divested.

TRANSACTION COSTS

         Transaction costs relating to the proposed sale of the Company to Cognizant of $0.6 million have been incurred in the quarter ended March 31, 1998. These principally relate to fees for the Company's investment bankers and for other related costs.

GAIN ON SALE OF OPERATIONS

          Sales of Source US and the OTC business in the US, Bugamor and IMR were completed during the nine months ended March 31, 1998, resulting in a net pre-tax gain of $34.1 million.

INTEREST

         Net interest income for the nine months ended March 31, 1998 was $1.3 million, compared with an expense of $0.2 million for the equivalent period in fiscal 1997. This increase in income arose from the gain recognised on the sale of NDC shares during the third quarter of fiscal 1998. Excluding this, the interest expense as reported has increased due to the allocation of almost $1.2 million of debenture interest expense to discontinued operations in fiscal 1997. The effects of this are partially offset by income from the increased level of funds available for investment.

INCOME TAXES

         The Company recorded an income tax provision of $8.1 million for the nine months ended March 31, 1998, compared with a provision of $1.5 million for the comparable period in fiscal 1997.

         The charge represents the net effect of tax due on the gain on disposal of the Company's interest in Source US and the OTC business of $13.8 million, an effective tax rate on income from ongoing operations of 50%, a $1.5 million reserve with respect to European tax audits in progress offset by a tax benefit arising from the loss on sale of IMR of $8.2 million. The effective rate estimated for ongoing operations of 50% reflects the reversal of valuation allowances on certain deferred tax assets, where the level of uncertainty regarding the utilization of these deferred tax assets has been mitigated.

         The fiscal 1997 effective tax rate was 39% on pre-tax operating profit of $0.4 million. The rate differential reflects the tax effects of a number of one time items, changes in the anticipated mix of country profits and changes in the composition of the PMSI group.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company's cash, cash equivalents and marketable securities totalled $114.1 million, an increase of $49.6 million from the $64.5 million balance at June 30, 1997. The increase is due to proceeds from the sale of Bugamor, IMR, and Source US and the OTC business in the US, net cash acquired with the Source Europe acquisition and movements in working capital. The current ratio at March 31, 1998 decreased to 2.6 from 2.9 at June 30, 1997 due to the current liabilities of Source Europe.

         The Company anticipates, in fiscal year 1998 and in subsequent years, its capital expenditures and working capital requirements will be funded from cash, cash equivalents and marketable securities and internally generated funds.

ACQUISITIONS AND DIVESTITURES

         On July 1, 1997 the Company sold Bugamor, its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science for approximately $9.0 million, resulting in a net gain on sale of $2.6 million.

         The Company had acquired on July 1, 1994 80% of the Common Stock of Mediphase Limited, a specialist company serving retail pharmacies in the United Kingdom. In accordance with the terms of the original agreement, on July 1, 1997 the Company acquired the remaining 20% of the Common Stock in Mediphase Limited for $1.9 million.

         On December 15, 1997 the Company acquired the Source Europe business and divested its minority operating interest in Source US in the United States together with its OTC Physician Survey business in a three-way transaction with National Data Corporation and Source Informatics Inc. This transaction is described more fully in Note 5 of this Report, the Company's Proxy Statement dated November 14, 1997 and in the Company's Form 8-K Report filed on December 29, 1997.

          On March 31, 1998 the Company sold IMR, its French point of sale marketing business. This was the last remaining business to be sold as a result of the Company's decision in the third quarter of fiscal 1996 to discontinue its non-database segment. This transaction is described more fully in Note 6 of this Report and in the Company's Form 8-K Report filed on April 14, 1998.


PART II.                        OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                   The Company held its Annual General Meeting of Stockholders on January 30, 1998. At this meeting the following individuals were elected to serve as directors of the Company until the next annual meeting:

                            For            Against       Withheld        Abstain

Carolyne K. Davis       10,057,559            -          542,792            -
Handel E. Evans         10,052,493            -          547,858            -
Robert J. Frattaroli    10,058,419            -          541,932            -
Carlos A. Gonzalez      10,057,669            -          542,682            -
Frederick W. Kyle       10,058,019            -          542,332            -
Robert A. Schwed         9,911,094            -          689,257            -
Dennis M.J. Turner      10,052,493            -          547,858            -


At the January 30 Meeting, the 1998 Pharmaceutical Marketing Services Inc. Employee Stock Plan was also approved by the following vote of stockholders:

                            For            Against       Withheld        Abstain

                         9,938,982         507,893        153,476           -

The January 30 Meeting was adjourned until February 26, 1998 for purposes of voting on the proposal to amend the Company's Certificate of Incorporation to create a class of 5 million shares of Preferred Stock, with such powers, preferences, rights and limitations as the Board of Directors of the Company may designate from time to time. At the reconvened meeting on February 26, the proposal to amend the Company's Certificate of Incorporation was approved by the following vote of stockholders:

                            For            Against       Withheld        Abstain

                         6,188,761        1,533,579     2,664,500        213,511

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         27        Financial Data Schedule

         REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31,1998.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 1998                  Pharmaceutical Marketing Services Inc.
                                    --------------------------------------



                                      By /s/ Raymund M. Davies
                                         ---------------------------------------
                                      Raymund M. Davies
                                      Vice President and Chief Financial Officer

                                      On behalf of the registrant and as
                                      principal financial officer.

                                INDEX TO EXHIBITS

 Exhibit                      Description                            Page Number

   27             Financial Data Schedule                                21