Form 10-K
period 1998-06-30
PHARMACEUTICAL MARKETING SERVICES INC
filed 1998-09-25
CIK 880119

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE PERIOD FROM JULY 1, 1997 TO JUNE 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No. [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of July 31, 1998 was approximately $116,597,031 million.

     As of July 31, 1998 there were outstanding 13,325,375 shares of Common Stock of Pharmaceutical Marketing Services Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for its meeting of stockholders in connection with its fiscal year ended June 30, 1998, which is to be filed pursuant to Regulation 14A not later than October 28, 1998 is incorporated by reference into Part III of this Form 10-K.

                                     PART 1

ITEM 1. BUSINESS

INTRODUCTION

     Pharmaceutical Marketing Services Inc,. a Delaware corporation (the "Company" or "PMSI"), provides a range of information and market research services to pharmaceutical and healthcare companies in the United States to enable them to optimize the performance of their sales and marketing activities. Prior to August 5, 1998, it also provided information services for similar purposes in Europe and Japan. Most of the Company's services are generated from its own proprietary databases containing unique prescription, managed care, healthcare market and medical prescriber data.

     On August 5, 1998 the Company sold its non-US assets, with the exception of its Source and PMSI targeting businesses in Belgium, to IMS Health Incorporated ("IMS Health") (NYSE:RX) for consideration of 1,197,963 shares of common stock of IMS Health. IMS Health has an option to acquire either or both of the Belgian businesses within a three-month period.

     The transaction on August 5, 1998 superseded a merger agreement signed with Cognizant Corporation on March 23, 1998, whereby IMS Health, the assignee of Cognizant Corporation, would have acquired all of the issued and outstanding shares of PMSI's common stock. The revision in the structure of the transaction was necessitated by uncertainty regarding both the outcome and the timetable for resolution of issues raised by regulatory authorities in the United States and Europe. IMS Health was uniquely placed to be able to exploit the future potential of PMSI's European and Japanese businesses it acquired through this transaction. Consequently the Company was able to realize an attractive price for the information businesses sold to IMS Health. The businesses sold include Source Europe, which was acquired on December 15, 1997 and which is a developing business that would have required further investment by PMSI through 1999.

     PMSI remains a publicly traded corporation having retained its Scott-Levin business, a leading provider of market research and managed care information services principally to the pharmaceutical industry in the US. The Company will continue to aggressively develop its successful Scott-Levin business, which delivered operation profits of $6.6 million on revenues of $26 million in the year ended June 30, 1998; a growth of 36% and 21%, respectively, compared with fiscal 1997.

     PMSI's principal executive offices are located at Suite 912, 45 Rockefeller Plaza, New York, New York and its telephone number is (212) 841-0610.

SCOTT-LEVIN BUSINESS

     Through its Scott-Levin subsidiary in the United States, PMSI provides a range of pharmaceutical and healthcare information and market research services. The services are comprised of proprietary database services, syndicated market research audits, managed care and governmental information services and added value services, including strategic studies and surveys, consulting service and software solutions. Scott-Levin has designed state-of-the-art technology and internet capabilities for virtually all services.

Proprietary Healthcare Databases

     The foundation of Scott-Levin's business is a variety of proprietary databases. Through self-administered surveys Scott-Levin maintains various comprehensive databases that contain information collected from physicians on their diagnoses, prescribing activities; the incidence of, and response to, direct selling and other promotion activities; information regarding healthcare legislation and key influencers in the United States; a managed care database, detailing cost containment measures imposed by United States managed care organizations ("MCOs") that influence or restrict physicians' prescribing activities, which also covers formularies, administrators and the physicians affiliated with the MCOs.

     Pursuant to a contract with National Data Corporation ("NDC") (NYSE: NDC), Scott-Levin obtains prescription information which NDC collects not less frequently that monthly from approximately 35,000 pharmacies located across the United States. Scott-Levin creates projected state and national data on product level prescription movement from which, among other things, it generates the Source Prescription Audit.

     Scott-Levin does not hold any identifiable individual patient data, except data collected directly from the patient, which is held with the patients' permission.

Syndicated Market Research Audits

     Scott-Levin's marketing research audits are generated from databases containing information collected by questionnaire, diary or personal interview, dispensed prescriptions and secondary research. The results of the audits are delivered in hard copy or through PC-based data delivery systems. These audits include the SOURCE PRESCRIPTION AUDIT, which analyzes pharmaceutical product consumption; PHYSICIAN DRUG AND DIAGNOSIS AUDIT, which analyzes the pharmaceuticals prescribed by physicians relative to the associated diagnosis; the PERSONAL SELLING AUDIT ("PSA"), which analyzes the effectiveness of the client company's sales activities compared with those of its competitors; the HOSPITAL PERSONAL SELLING AUDIT, which complements the PSA by monitoring and analyzing sales activity in the hospital environment; the PHYSICIAN MEETING AND EVENT AUDIT, which assesses the impact of this promotional activity on subsequent attendee prescribing; the HIV THERAPY AUDIT, which provides a projectable database tracking physicians who treat HIV, and HIV positive patients; and the DIRECT-TO-CONSUMER ADVERTISING AUDIT, designed to evaluate and measure the impact of direct-to-consumer advertising on physicians and consumers.

Managed Care Information and Governmental Information Services

     Scott-Levin provides a range of services derived from its managed care database, including the INTEGRATED MANAGED CARE PROFILES service, which enables pharmaceutical companies to identify, target and prioritize those MCOs that are most relevant to their own specific pharmaceutical products. Additionally, the Company has developed information services that identify the influences of federal and state governments on pharmaceutical prescribing and dispensing. An example of these services is STATELINE, a PC-based database product which provides pharmaceutical companies with detailed information on the health policies of each of the 50 states and the District of Columbia and on the government officials involved in shaping these policies.

Added Value Services

     Scott-Levin provides pharmaceutical companies in the United States with a range of added value and research services that are used (i) to study specific issues and trends in the marketplace and the broader health care industry, (ii) to evaluate the effectiveness of marketing programs, (iii) to analyze in depth particular components of a product marketing program at any stage of its implementation, and (iv) for consultancy on optimizing company strategy, sales and marketing activities and product commercialization.

MARKETING AND SALES

     PMSI employs marketing, sales and client service professionals in its Scott-Levin subsidiary. Many members of the Company's sales and marketing staff have substantial pharmaceutical and IT industry experience.

     Sales to the pharmaceutical or information services industry accounted for substantially all of the Company's revenue in fiscal 1998. Virtually every major US pharmaceutical company is a customer of the Company. The Company also provides certain information services to the financial services industry.

For the year ended June 30, 1998, PMSI's ten largest customers were responsible for 38.7% of its revenue, with no one customer accounting for 10% or more. Although the Company's business is dependent upon its relationships within the healthcare and pharmaceutical industries and the prospects of those industries, the Company's business would not be materially adversely affected by the loss of any single customer.

COMPETITION

     The Company's information services in the United States have been systematically established over sixteen years, however, their market position may be affected in the future by competitors' efforts to create or acquire enhanced databases or to develop and market new information products and services. The Company has competitors that are significantly larger with substantially greater resources than the Company, including, but not limited to, IMS Health and NDC.

NON-US BUSINESSES SOLD TO IMS HEALTH

     PMSI provided a range of information services throughout Japan and Europe. On August 5, 1998 PMSI sold these businesses to IMS Health. The services sold comprised proprietary database services, targeting information services and added value services, including marketing research, software and conference management services.

ACQUISITION AND DIVESTMENT STRATEGY

     PMSI was built through a series of strategic acquisitions that have positioned the Company to provide comprehensive information services to the pharmaceutical and healthcare industries in major world markets.

     On August 5, 1998 the Company announced that it had completed the sale of all of its non-US operating assets, with the exception of its Source and PMSI targeting businesses in Belgium, to IMS Health for consideration of 1,197,963 shares of IMS Health common stock. IMS Health has an option to purchase either or both of the Company's Belgian businesses within a three-month period. The transaction is more fully described in the Company's Form 8K filed August 18, 1998.

     The Company sold IMR, its French point of sale marketing business on March 31, 1998. This was the last remaining business to be sold as a result of the Company's decision in May 1996 to discontinue its non-database segment. The business was sold for consideration of approximately $3.2 million in cash. The assets sold included cash and cash equivalents of $1.2 million. A net loss on sale of this business of $16.9 million, after selling costs and before a tax benefit of $8.8 million, has been reflected in the statement of operations for the year ended June 30, 1998.

     For the period through December 15, 1997, the Company jointly exploited, through a long-term agreement, a database of prescription data (the "Source Database") created and maintained by Source Informatics Inc. ("Source") in the United States ("Source US"). On December 15, 1997, the Company completed transactions with NDC and Source to sell its interest in Source US to NDC and to acquire Source Informatics European Holdings L.L.C. and its subsidiaries (collectively, "Source Europe") from Source.

     The Company sold to NDC (i) its interest in Source US and (ii) its OTC Physician Database business in the US. The Company received 1,084,950 registered shares of NDC Common Stock with a market value on December 15, 1997 of $35.3 million, plus $6.5 million in cash. This resulted in a pre-tax gain of $33.6 million and net gain of $19.8 million, after deducting selling and other transaction related expenses of $4.5 million and taxation of 41%.

     The Company acquired Source Europe for consideration of $8.4 million in the form of the cancellation of amounts advanced to Source under a line of credit of $6.4 million and direct costs of $2.0 million. Source Europe is a developing business involved in building databases of information from prescriptions dispensed in the UK, Germany, France, Belgium and Italy and in developing the software technology to support, access and generate information from such databases. This information enables pharmaceutical companies to measure and analyze product performance at a detailed geographical level, namely small groups of physicians or at the individual physician level and thereby to improve salesforce productivity. Source Europe was subsequently sold to IMS Health in the transaction completed on August 5, 1998.

     On July 30, 1997 the Company sold its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science, for $9 million, resulting in a net gain on sale of approximately $3 million. The sale of these businesses formed part of the program of divestitures of non-core businesses announced by the Company in May 1996.

     The Company previously acquired 80% of the common stock of Mediphase Limited ("Mediphase"), a specialist software and information company in the United Kingdom that has developed and markets retail pharmacy dispensary management software. As a condition of purchase, the Company obtained the right to acquire the remaining 20% of the common stock between July 1997 and July 1999, based upon the number of Mediphase systems installed at certain dates. The minority interest in Mediphase was acquired during July 1997 for $1.7 million.

BACKLOG

     As of June 30, 1998, the Company (including the business sold to IMS Health) had contracts running through 2003 of $48.0 million of which $29.0 million are for contracts to be completed by June 30, 1999. Included in the total backlog, is $24.2 million for contracts to be completed by Scott-Levin.

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

EMPLOYEES

     As of June 30, 1998, the Company's operations had approximately 489 full-time employees. Of these employees, 217 are located at Scott-Levin in the United States, with the remainder located in Europe and Japan. In the Netherlands and France, PMSI had Workers Committees, a legal requirement in those countries. There are no collective bargaining agreements in effect with employees of the Company. The Company considers its relationships with its employees to be good.

ITEM 2. PROPERTIES

     PMSI leases or subleases space in various locations in the United States and, until August 5, 1998, in Europe and Japan. In those instances in which the Company is a sublessee Source is the sublessor, and the subleases have terms extending through calendar 1998, prior to renewal options. The Company's principal office facilities in the United States are located in Newtown, Pennsylvania. The Company's usage of such facilities aggregates approximately 35,100 square feet for which the aggregate lease rentals are $578,000 per annum under a lease expiring in 2002. The Company owns approximately 30,000 square feet of office and warehouse facilities in the Netherlands with a recorded cost of approximately $4.5 million which has been leased to a third party following the divestment of the Company's international publishing business.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company's Common Stock is traded on the NASDAQ National Market System under the symbol PMRX.

        The reported high and low closing sales prices for the Company's Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years were:


Calendar Year Period          High           Low
1996
Third Quarter                 10 1/8         6 1/8
Fourth Quarter                11 1/2         8 5/8

1997
First Quarter                 10 3/4         8 3/4
Second Quarter                11 5/8         8 3/4
Third Quarter                 13 1/8         9 7/8
Fourth Quarter                11 1/2         8 3/4

1998
First Quarter                 14 3/4         8 3/4
Second Quarter                14 5/8        12 1/8

        As of July 31, 1998, there were approximately 1,000 holders of record of the Company's Common Stock.

        The Company has never paid dividends to holders of its Common Stock. The Company intends to retain all earnings to finance the operation and growth of its business and does not anticipate cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

     The selected financial data set forth below have been derived from the audited consolidated financial statements of PMSI for the years ended June 30, 1994, 1995, 1996, 1997 and 1998, and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the historical consolidated financial statements, including the notes thereto, included elsewhere in this Report.

                                                                                 Year Ended June 30,
Statement of Operations Data:                             1994           1995           1996           1997           1998
----------------------------                              ----           ----           ----           ----           ----
Revenue                                                $ 76,876       $ 89,893       $ 93,027       $ 98,485       $ 77,966
Production costs                                        (43,168)       (49,991)       (51,605)       (54,457)       (43,663)
Selling, general and administrative                     (25,791)       (29,773)       (34,208)       (34,847)       (34,243)
In-process research and development write-off              -              -              -               -          (12,046)
Amortization of intangible assets                        (1,541)        (1,889)        (2,012)        (1,733)        (1,596)
Income (loss) from assets held for sale                    -              -              -                76           (281)
Impairment of long-lived assets                            -              -            (2,368)           -              -
Impairment of assets held for sale                         -              -              -               -          (14,735)
Restructuring costs                                      (1,820)          -            (2,314)           -              -
Transaction costs                                          -              -              -               -           (1,151)
                                                       --------       --------       --------       --------       --------

Operating income (loss)                                   4,556          8,240            520         7,524         (29,749)
Gain on sale of operations, net of loss                    -              -              -               -           34,106
Interest and other income                                 2,805          2,940          2,503         3,299           5,677
Interest expense                                         (3,032)        (2,915)        (2,633)       (3,490)         (4,632)
                                                       --------       --------       --------       -------        --------
Income from continuing operations
  before income taxes                                     4,329          8,265           390          7,333           5,402
Income tax provision                                     (1,662)        (2,950)        (1,156)       (2,655)         (5,705)
Minority interest                                         -                 (3)            57           (17)            -
                                                       --------       --------       --------       -------        --------
Income (loss) from continuing operations                  2,667          5,312           (709)        4,661            (303)

Income (loss) from discontinued
  operations, net                                         2,057           (131)        (8,915)       (9,914)           -
                                                       --------       --------       --------       -------        --------
Net income (loss)                                      $  4,724       $  5,181       $ (9,624)      $(5,253)       $   (303)
                                                       ========       ========       ========       ========       =========

Basic and diluted earnings (loss) per share:      (1)
Continuing operations, basic                           $   0.21       $  0.41        $  (0.05)      $   0.35       $   (0.02)
Net income (loss) per share, basic                     $   0.37       $  0.40        $  (0.73)      $  (0.40)      $   (0.02)
                                                       ========       =======        ========       ========       =========
Continuing operations, diluted                         $   0.20       $  0.41        $  (0.05)      $   0.35       $   (0.02)
Net income (loss) per share, diluted                   $   0.36       $  0.40        $  (0.73)      $  (0.40)      $   (0.02)
                                                       ========       =======        ========       ========       =========

                                                                                      June 30,
Balance Sheet Data:                                       1994           1995           1996           1997           1998
----------------------------                              ----           ----           ----           ----           ----
Working capital                                   (2)  $ 74,553      $ 72,901        $ 47,627       $ 64,210        $ 73,722
Total assets                                      (3)   189,229       187,681         173,408        167,202         186,358
Long-term debt, excluding current portion                69,248        69,295          69,131         69,552          69,114
Stockholders' equity                                     73,525        86,697          72,954         63,744          58,106

(1)  The Company adopted the Statement of Financial Accounting
     Standards No. 128 "Earnings per Share" and accordingly all per share data has been restated to comply with the standard.

(2) As of June 30, 1995 and 1996, includes net current assets of discontinued operations of $15,032 and $9,276, respectively.
     As of June 30, 1997 includes net current assets held for sale of $4,236.

(3) As of June 30, 1995 and 1996, includes total assets of discontinued operations of $50,032 and $42,871, respectively. As of June 30, 1997 includes net current assets held for sale of $4,236.

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

     On August 5, 1998 the Company sold its non-US operating assets, with the exception of its Source and PMSI targeting businesses in Belgium, to IMS Health for consideration of 1,197,963 shares of IMS Health common stock, IMS Health has an option to acquire either or both of the Belgian businesses within a three-month period.

Revenue

     Revenue for the year ended June 30, 1998 was $78.0 million, a decrease of $20.5 million (21%), compared with revenue for the year ended June 30, 1997. The reduction in reported revenues resulted from the sale of the Company's international publishing business in July 1997 and its interest in the Source US joint venture and OTC businesses in the US in December 1997. In the year ended June 30, 1997 revenues from the divested businesses totaled $37.3 million. These divestments offset revenue growth in the Company's ongoing businesses, in particular Scott-Levin in the US and the Company's targeting business in Japan, both of which contributed revenue growth of more than 20% compared with the prior year. Currency exchange rate movements negatively impacted the year's revenue by $2.3 million, or 3%.

     Revenue for the year ended June 30, 1997 was $98.5 million, an increase of $5.5 million (6%) over revenue for the year ended June 30, 1996. Revenues grew significantly in the United States market research and database businesses, Japanese information services and UK market research division. This growth was partially offset by the revenue reduction of $1.0 million, due to the divestment of poorly performing database businesses at the end of fiscal 1996 and during 1997. Currency exchange rate movements when compared to 1996 rates, principally in Japan and the Netherlands, negatively impacted the year's revenue by $3.5 million, or 4%.

Production Costs

     PMSI's production costs include the costs of data collection, outside supplies and services, internal computer costs and the costs attributable to personnel involved in the production of the Company's products and services.

     Production costs for the year ended June 30, 1998 were $43.7 million (56% of revenue), compared to $54.5 million (55% of revenue) for the year ended June 30, 1997. The decrease in costs of $10.8 million is attributable to the sale of the Company's international publishing business in July 1997 and its interest in Source US joint venture and OTC businesses in the US in December 1997. In fiscal 1997, production costs of $23.1 million were attributable to these businesses. As a percentage of revenue production costs have increased due to the disproportionately high costs associated with the further development of the Source Europe business.

     Production costs for the year ended June 30, 1997 were $54.5 million (55% of revenue), compared to $51.6 million (55% of revenue) for the year ended June 30, 1996. The 6% increase in costs was primarily attributable to revenue growth and new product development in Japan and Europe.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $34.2 million (44% of revenues) for the year ended June 30, 1998 as compared to $34.8 million (35% of revenues) for the year ended June 30, 1997. The reduction in selling, general and administrative costs was due to the sale of the Company's international publishing business and its interest in the Source US and OTC businesses in the US, while the increase in expenses as a percentage of revenue is attributable to the inclusion of the Source Europe business from December 15, 1997 for which a high level of sales and marketing costs were required to develop the business.

     Selling, general and administrative expenses were $34.8 million (35% of revenues) for the year ended June 30, 1997 as compared to $34.2 million (37% of revenues) for the same period in 1996. The reduction in general and administrative expenses as a percentage of sales is attributable to the implementation of improved cost controls in the US and the divestment of poorly performing database businesses with disproportionately high general and administrative expenses.

In-process Research & Development Write-off

     The acquisition of Source Europe during the quarter ended December 31, 1997 resulted in a one-time charge of $12.0 million for the write-off of in-process research and development (IPR&D).

     The acquired IPR&D relates to Source Europe's current development projects, in five countries, to create complex software-based projection methodologies for prescription data. Each projection methodology has been customized to adapt to each country's unique characteristics regarding data collection, manipulation, validation, zone definition, prescription mix, pharmacy volume weights, and dynamic rounding. The five countries are Germany, United Kingdom, Italy, Belgium and France.

     The aggregate completion costs for these IPR&D programs are expected to be approximately $3.7 million. The Company intends to further develop the IPR&D projects and expects either successful completion of or abandonment of the projects within 6-18 months of the acquisition. The Company expects to address the remaining technological issues with the IPR&D, however, the Company recognizes that the development of the IPR&D involves certain risks such as failure of one or more of the critical components to function according to specifications, which may prevent these projects from reaching technological feasibility.

     The Company expects the economic lives of the IPR&D projects to be approximately six to eight years, if technological feasibility is reached. Failure to successfully develop the IPR&D projects would negatively impact the Company's future performance and its ability to compete in the pharmaceutical and healthcare information markets in Europe.

Amortization of Intangible Assets

     Acquired databases, software and other purchased intangibles are valued at their fair value at the date of acquisition and are amortized over periods of up to five years. Goodwill is amortized on a straight-line basis over periods between 5 and 40 years. The cost of updating and maintaining databases is expensed as incurred, as is the cost of developing software for internal use, which has not reached technological feasibility.

In the Company's consolidated financial statements, amortization has been recorded as follows (in thousands):

                   1996           1997           1998
                  ------         ------         ------
Databases         $  126         $    6         $   --
Software             247            205            436
Goodwill           1,639          1,522          1,160
                  ------         ------         ------
Total             $2,012         $1,733         $1,596
                  ======         ======         ======

     For the year ended June 30, 1998, compared to the same period in fiscal 1997, goodwill amortization decreased due to the sale of the Company's international publishing business, while software amortization increased due to the amortization of completed technology recognized on the acquisition of the Source Europe business.

     For the year ended June 30, 1997, compared to the same period in 1996, database, software and goodwill amortization decreased due to the effects of the charge for the impairment of long lived assets recorded during fiscal 1996.

Impairment of Assets Held for Sale

     An impairment charge of $14.7 million was made in the second quarter of fiscal 1998 in respect of IMR, the Company's French point of sale business. During the third quarter of fiscal 1998 this business was divested.

Impairment of Long-Lived Assets and Restructuring Costs

     In the third-quarter of fiscal 1996, the Company recorded a $2.4 million write-down in the value of long-lived assets, primarily goodwill and databases pursuant to the adoption of FAS 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of". In addition, the Company recorded $2.3 million of restructuring costs. These charges were primarily related to the disposal of two database businesses that did not meet performance expectations.

Transaction costs

     Transaction costs of $1.1 million, relating to the proposed sale of the entire Company to Cognizant, were expensed during the third and fourth quarters of the year ended June 30, 1998. These principally related to fees for the Company's investment bankers. Transaction costs associated with the sale of the non-US assets of the Company to IMS Health during the first quarter of fiscal 1999 will be included in the calculation of the gain on sale of those assets.

Gain of Sale of Operations, net of Loss

     Sales of the US Source and OTC businesses, Bugamor and IMR were completed during the year ended June 30, 1998, resulting in a net pre-tax gain of $34.1 million. The individual components of the pretax gain were as follows:

1. On July 1, 1997 the Company sold its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science, for approximately $9 million in cash, resulting in a pre-tax gain on sale of $2.6 million.

2. The sale of the Company's interest in Source US and the OTC businesses was completed during the second quarter of fiscal 1998, the resulting in a pre-tax gain of $33.6 million.

3. The sale of IMR, the Company's French point of sale marketing business, was completed during the third quarter of fiscal 1998 and the Company incurred a pre-tax loss on sale of $2.1 million in the year.

Interest and Other Income

     PMSI invests its excess cash with major banks, and cash equivalents and marketable securities in a professionally managed fund.

     For the year ended June 30, 1998, the Company's interest and other income was $5.7 million, compared with $3.3 million for the year ended June 30, 1997. The increased interest income and other income was principally attributable to a realized gain amounting to $1.7 million on the sale by the Company of NDC shares during the third quarter of fiscal 1998 and, to a lesser extent, increased returns on the higher balance available for investment following the receipt of proceeds from businesses divested in the period.

     For the year ended June 30, 1997, the Company's interest income was $3.3 million, compared to $2.5 million for the same period in 1996, mainly due to an increased return on the Company's investments.

Interest Expense

     For the year ended June 30, 1998, the Company's interest expense was $4.6 million, compared with $3.5 million for the year ended June 30, 1997. The interest expense was lower in fiscal 1997 due to the allocation of enterprise interest to discontinued operations for part of the year.

     For the year ended June 30, 1997, the Company's interest expense was $3.5 million, compared to $2.6 million for the same period in 1996 due to the allocation of enterprise interest to discontinued operations for a full year in 1996 but only for part of fiscal 1997.

Income Tax Provision

     The tax provisions of $1.2 million, $2.7 million and $5.7 million for the years ended June 30, 1996, 1997 and 1998, respectively, reflect taxes payable in respect of profitable foreign and domestic operations.

     The effective income tax rate for the year ended June 30, 1998 was 106%. This overall rate was due to the Company's inability to recognize deferred tax assets in European jurisdictions where it made substantial losses while incurring significant taxes on profits earned in the US and Japan, non-deductable goodwill amortization and non-recurring items, including an additional provision for taxes of $1.5 million for probable liabilities arising from tax audits in progress. The full liability assessed by the tax authorities as a result of the audits was approximately $3 million and, at the request of the tax authorities, the Company paid approximately $3 million into an escrow account pending the outcome of its appeal. The escrow amount was included in other assets at June 30, 1998.

     During fiscal 1998, The Company recognized a tax benefit of $8.8 million on the sale of IMR, and provisions for tax on a $33.6 million gain on the sale of the Source US joint venture and OTC business and a $1.7 million gain on the sale of NDC shares.

     The Company recognizes deferred tax assets in situations where it is more likely than not that the Company will benefit in the future from temporary differences between book and taxable income. A valuation allowance has been made against a significant part of the net operating losses established in the current year, due to the expectation of further statutory tax losses in certain foreign jurisdictions.

Discontinued Operations

     Following the decision to divest the Company's non-database segment, a $5.7 million loss on disposal was recorded during fiscal 1996. This, together with the net loss for the period through March 31, 1996 of $3.2 million, were classified as the "loss from discontinued operations, net" in the 1996 statement of operations.

     During fiscal 1997, the Company recorded a further net charge for the loss on disposal of discontinued operations of $9.9 million. This arose from changes to the original estimates of net proceeds and income expected to be generated during the disposal period.

     At the end of the measurement period, one business from the discontinued non-database segment still remained to be sold and the results of this business subsequent to the measurement period were included within operating income from continuing operations as "income from assets held for sale". Its net assets, together with the remaining accrual for the loss expected to be generated on disposition, are recorded in the balance sheet as "net current assets held for sale" and "net assets held for sale".

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

     Historically, quarter to quarter comparisons of the Company's results of operations have not necessarily been indicative of these trends, principally as a result of: (i) timing of acquisitions and divestments to create the PMSI business; (ii) revenue reductions resulting from product changes or discontinuations in the post-acquisition period; (iii) cost of investing in the turnaround or profit improvement of certain acquired businesses; (iv) write downs of asset values; and (v) the investment in new products and services.

Liquidity and Capital Resources

     At June 30, 1998, the Company's cash and cash equivalents and marketable securities totaled $111.9 million and its current ratio was 2.5:1. The current ratio at June 30, 1997 was 2.9:1.

     During the year ended June 30, 1998, cash and cash equivalents and short-term marketable securities increased due to the switch from long-term to short-term marketable securities and proceeds from the businesses divested in the period. The Company anticipates that capital expenditures in fiscal 1999 will be less than $1.0 million and will be funded from internally generated funds.

     The Company anticipates that existing cash, together with internally generated funds, will provide the Company with the resources that are needed to satisfy the Company's working capital requirements in fiscal 1999 and subsequent years.

Subsequent Events

     On August 5, 1998 the Company announced that it had sold all of its non-US operating assets, with the exception of its Source and PMSI targeting businesses in Belgium, to IMS

Health (NYSE:RX) for consideration of 1,197,963 shares of common stock of IMS Health. IMS Health has an option to purchase either or both of the Belgian businesses within a three-month period.

     As of June 30, 1998, the total assets and total liabilities of the non-US operations totaled $48.4 million and $33.8 million, respectively. Total revenues for the year ended June 30, 1998 from the non-US operations totaled $40.9 million.

     Between September 2, and September 15, 1998, the Company redeemed $17.7 million of its 6.25% Convertible Subordinated Debentures due in 2003. The debentures were redeemed at 87% of the principal amount with accrued interest through the date of redemption.

Year 2000

     Scriptrac for Windows and Source Europe client software used for delivering Scriptrac and Source database products, respectively, have been developed to ensure compliance with the Year 2000.

     The internal systems within all of PMSI's local operations are being reviewed for the impact of the year 2000. No significant impact on the Company's operating results, financial condition or liquidity is expected with respect to Year 2000 compliance.

Recently Issued Accounting Standards

     On June 15, 1998 the Financial Accounting Standards Board ("FASB") issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The Company will be required to adopt SFAS for the year ended June 30, 1999. Currently the Company is evaluating this standard but does not expect it to impact materially on the Company's consolidated financial statements disclosures.

     In February 1998, FASB issued FAS No. 132, Employer's Disclosures about Pension and Other Postretirement Benefits ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits and amends SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The statement does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106, and is effective for the fiscal years beginning after December 15, 1997. Therefore, the Company will be required to adopt SFAS 132 for the year ended June 30, 1999. The Company is in the process of evaluating the disclosure requirements under this standard and does not believe it will have a significant impact.

     In June 1997, FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenues. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the disclosure requirements under this standard and does not believe it will have a significant impact.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years commencing on or after December 15, 1997. Comprehensive income represents the change in net assets of a company as a result of non-owner transactions. Had the Company adopted SFAS 130 as of July 1, 1997, the comprehensive income reported would have been approximately $4.0 million.

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

     None.

            PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

--------------------------------------------------------------------------------

                                                                            PAGE
                                                                            ----

Report of Independent Accounts.............................................  F-1

Financial Statements:

     Consolidated Balance Sheets as of June 30, 1997 and 1998..............  F-2

     Consolidated Statements of Operations for the Years Ended
     June 30, 1996, 1997 and 1998..........................................  F-3

     Consolidated Statements of Stockholders' Equity
     for the Years Ended June 30, 1996, 1997 and 1998......................  F-4

     Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1996, 1997 and 1998..........................................  F-5

     Notes to Consolidated Financial Statements............................  F-7

Report of Independent Accountants on Financial
Statement Schedule.........................................................  S-1

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the Years
Ended June 30, 1996, 1997 and 1998.........................................  S-2



All financial statement schedules not mentioned above are omitted for the reason that they are not required or are not applicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                                Stamford, Connecticut
                                                August 14, 1998, except for Note
                                                21, as to which the date is
                                                September 2, 1998.

To the Board of Directors and Stockholders of Pharmaceutical Marketing Services Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Pharmaceutical Marketing Services Inc. and Subsidiaries ("the Company") as of June 30, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                   PricewaterhouseCoopers L.L.P.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share numbers)
--------------------------------------------------------------------------------

                                                                    JUNE 30, 1997    JUNE 30, 1998
                                                                    -------------    -------------
                          ASSETS
Current assets
    Cash and cash equivalents                                         $  32,414        $  42,315
    Marketable securities                                                24,738           50,097
    Accounts receivable, principally trade (less
     allowance for doubtful accounts of $388 and $538,
     respectively)                                                       27,442           21,332
    Work in process                                                       3,798            1,489
    Prepaid expenses and other current assets                             4,905            9,866
    Net current assets held for sale                                      4,236               --
                                                                      ---------        ---------
     Total current assets                                                97,533          125,099

Marketable securities                                                     7,384           19,444
Property and equipment, net                                              11,761            9,548
Goodwill, net                                                            25,303           22,063
Other assets, net                                                         6,424           10,204
Net assets held for sale                                                 18,797               --
                                                                      ---------        ---------
     Total assets                                                     $ 167,202        $ 186,358
                                                                      =========        =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                              $     407        $      61
    Accounts payable                                                      5,036            5,730
    Accrued liabilities
     (including employee compensation and
     benefits of $3,234 and $5,429, respectively)                        10,507           23,499
    Unearned income                                                      17,373           22,087
                                                                      ---------        ---------
     Total current liabilities                                           33,323           51,377

Long-term debt                                                           69,552           69,114
Other liabilities                                                           583            7,761
                                                                      ---------        ---------
     Total liabilities                                                  103,458          128,252

Commitments and contingencies
Stockholders' equity
    Common stock, $0.01 par value, 25,000,000
     shares authorized and 13,199,475 and 13,314,975
     shares issued, respectively                                            132              133
    Paid-in capital                                                      87,179           88,199
    Treasury stock at cost, 0 and 918,254 shares, respectively               --           (8,494)
    Accumulated deficit                                                 (20,029)         (20,332)
    Cumulative translation adjustment                                    (3,534)          (7,170)
    Unrealized gain (loss) on investments, net of income
     tax (benefits) provisions of $(4) and $4,010, respectively              (4)           5,770
                                                                      ---------        ---------
       Total stockholders' equity                                        63,744           58,106
                                                                      ---------        ---------
       Total liabilities and stockholders' equity                     $ 167,202        $ 186,358
                                                                      =========        =========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands,except for per share data)
--------------------------------------------------------------------------------

                                                               Year Ended June 30,
                                                    ----------------------------------------
                                                      1996            1997            1998
                                                    --------        --------        --------
Revenue                                             $ 93,027        $ 98,485        $ 77,966
Production costs                                     (51,605)        (54,457)        (43,663)
Selling, general and administrative expenses         (34,208)        (34,847)        (34,243)
In-process research and development write-off             --              --         (12,046)
Amortization of intangible assets                     (2,012)         (1,733)         (1,596)
Income from assets held for sale                          --              76            (281)
Impairment of long-lived assets                       (2,368)             --              --
Impairment of assets held for sale                        --              --         (14,735)
Restructuring costs                                   (2,314)             --              --
Transaction costs                                         --              --          (1,151)
                                                    --------        --------        --------
Operating income (loss)                                  520           7,524         (29,749)
Gain on sale of operations, net of loss                   --              --          34,106
Interest and other income                              2,503           3,299           5,677
Interest expense                                      (2,633)         (3,490)         (4,632)
                                                    --------        --------        --------
Income from continuing operations
   before income taxes                                   390           7,333           5,402
Income tax provision                                  (1,156)         (2,655)         (5,705)
Minority interest                                         57             (17)             --
                                                    --------        --------        --------
Income (loss) from continuing operations                (709)          4,661            (303)
Discontinued operations:
Loss from discontinued operations, net                (8,915)         (9,914)             --
                                                    --------        --------        --------
Net loss                                            $ (9,624)       $ (5,253)       $   (303)
                                                    ========        ========        ========
Basic and diluted earnings (loss) per share:
   Continuing operations                            $  (0.05)       $   0.35        $  (0.02)
   Discontinued operations, net                        (0.68)          (0.75)             --
                                                    --------        --------        --------
Net loss per share                                  $  (0.73)       $  (0.40)       $  (0.02)
                                                    ========        ========        ========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

--------------------------------------------------------------------------------


                                                    Common Stock                                           Cumulative
                                                No. of                       Paid-in       Accumulated     Translation
                                                Shares         Amount        Capital        Deficit        Adjustment
                                               --------       --------       --------       --------        --------
Balance June 30, 1995                            13,085       $    131       $ 86,176       $ (5,152)       $  5,544

Net loss                                             --             --             --         (9,624)             --
Stock options exercised                              84              1            747             --              --
Change in unrealized loss on
          marketable securities, net of
          income tax benefit of $30                  --             --             --             --              --
Foreign currency translation                         --             --             --             --          (4,822)
                                               --------       --------       --------       --------        --------

Balance June 30, 1996                            13,169            132         86,923        (14,776)            722

Net loss                                             --             --             --         (5,253)             --
Stock options exercised                              30             --            256             --              --
Change in unrealized loss on
          marketable securities, net of
          income tax provision of $29                --             --             --             --              --
Foreign currency translation                         --             --             --             --          (4,256)
                                               --------       --------       --------       --------        --------
Balance June 30, 1997                            13,199            132         87,179        (20,029)         (3,534)

Net loss                                             --             --             --           (303)             --
Stock options exercised                             116              1          1,020             --              --
Treasury stock                                       --             --             --             --              --
Change in unrealized gain (loss) on
          investments, net of income tax
          provision of $4,014                        --             --             --             --              --
Foreign currency translation                         --             --             --             --          (3,636)
                                               --------       --------       --------       --------        --------
Balance June 30, 1998                            13,315       $    133       $ 88,199       $(20,332)       $ (7,170)
                                               ========       ========       ========       ========        ========

                                                Unrealized
                                               Gain (Loss) on         Treasury Stock
                                                Investments       No. of         Paid-in
                                                 net of tax       Shares         Capital
                                                 --------        --------        --------
Balance June 30, 1995                            $     (2)             --              --

Net loss                                               --              --              --
Stock options exercised                                --              --              --
Change in unrealized loss on
          marketable securities, net of
          income tax benefit of $30                   (45)             --              --
Foreign currency translation                           --              --              --
                                                 --------        --------        --------

Balance June 30, 1996                                 (47)             --              --

Net loss                                               --              --              --
Stock options exercised                                --              --              --
Change in unrealized loss on
          marketable securities, net of
          income tax provision of $29                  43              --              --
Foreign currency translation                           --              --              --
                                                 --------        --------        --------
Balance June 30, 1997                                  (4)             --              --

Net loss                                               --              --              --
Stock options exercised                                --              --              --
Treasury stock                                         --            (918)       $ (8,494)
Change in unrealized gain (loss) on
          investments, net of income tax
          provision of $4,014                       5,774              --              --
Foreign currency translation                           --              --              --
                                                 --------        --------        --------
Balance June 30, 1998                            $  5,770            (918)       $ (8,494)
                                                 ========        ========        ========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

--------------------------------------------------------------------------------

                                                                                             Year Ended June 30,
                                                                                     1996            1997            1998
                                                                                   --------        --------        --------
Cash flows provided by (used in) operating activities:
       Net loss                                                                    $ (9,624)       $ (5,253)       $   (303)
       Loss from discontinued operations                                              8,915           9,914              --

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                  3,372           3,715           3,289
       Loss (gain) on disposal of businesses, net                                        --             773         (34,106)
       Deferred taxes                                                                  (789)            953          (6,560)
       Minority interest share of net income (loss)                                     (57)             17              --
       Restructuring costs                                                            2,314              --              --
       Impairment of long lived assets                                                2,368              --              --
       Impairment of assets held for sale                                                --              --          14,735
       In process research and development write off                                     --              --          12,046

Change in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                           (5,716)            881             999
       Work-in-process                                                                 (781)           (986)            898
       Prepaid expenses and other assets                                               (822)          3,471            (934)
       Accounts payable and accrued liabilities                                      (6,221)           (561)            161
       Unearned income                                                                5,156           3,199            (741)
       Other liabilities                                                                200               5              98
                                                                                   --------        --------        --------
       Total adjustments                                                               (976)         11,467         (10,115)
                                                                                   --------        --------        --------

Net cash (used in) provided by operating activities                                  (1,685)         16,128         (10,418)
                                                                                   --------        --------        --------

Cash flows provided by (used in) investing activities:
       Capital expenditures                                                          (2,166)         (4,592)         (2,138)
       Proceeds from disposal of fixed assets                                           115              66               5
       Proceeds from businesses disposed, net of selling costs                           --           4,285          15,793
       Cash consideration advanced to Source Europe under a line of
         credit                                                                          --              --          (6,433)
       Cash acquired in Source Europe                                                    --              --           9,942
       Sale (purchase) of marketable securities, net                                 (5,743)          2,610           3,685
       Acquisition and contingent purchase price payments                              (624)         (2,799)         (2,159)
                                                                                   --------        --------        --------
Net cash provided by (used in) investing activities                                  (8,418)           (430)         18,695
                                                                                   --------        --------        --------

Cash flows provided by (used in) financing activities:
       Net proceeds from options exercised                                              748             256           1,021
       Repayments of long-term debt and capital lease
         obligations                                                                   (245)           (195)           (262)
                                                                                   --------        --------        --------
Net cash provided by financing activities                                               503              61             759
                                                                                   --------        --------        --------
Effect of discontinued operations and assets held for sale                           (2,038)          5,838           2,160
Effect of exchange rate movements                                                    (3,521)         (1,852)         (1,295)
                                                                                   --------        --------        --------
Net increase (decrease) in cash and cash equivalents                                (15,159)         19,745           9,901
Cash and cash equivalents at beginning of period                                     27,828          12,669          32,414
                                                                                   --------        --------        --------
Cash and cash equivalents at end of period                                         $ 12,669        $ 32,414        $ 42,315
                                                                                   ========        ========        ========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (in thousands)

--------------------------------------------------------------------------------

                                                                                           Year Ended June 30,
                                                                                   1996            1997           1998
                                                                                 --------        --------       --------
Supplemental information:

Cash paid during the period for:
     Interest                                                                    $  4,474        $  4,521       $  4,345
     Income taxes                                                                $  1,381        $  1,694       $  8,430
                                                                                 ========        ========       ========

Supplemental disclosure of non-cash investing and financing activities:
     Fair value of assets acquired                                                                              $ 19,104
     PMSI shares received                                                                                          8,494
     In-process research and development                                                                          12,046
     Completed technology acquired                                                                                 1,363
                                                                                                                --------
     Liabilities assumed                                                                                        $ 41,007
                                                                                                                ========

     Cancellation of amounts due from Source Europe under a line of credit                                      $ (6,433)
                                                                                                                ========
     National Data Corporation shares received                                                                  $ 35,328
                                                                                                                ========

     Capital leases                                                              $     40        $    802       $    262
                                                                                 ========        ========       ========

    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY. Pharmaceutical Marketing Services Inc. ("PMSI" or the "Company") provides a range of information services to pharmaceutical and healthcare companies in the United States, Europe and Japan to enable them to optimize their sales and marketing performance in a value driven environment. The services are comprised of targeting information services, prescription database services and added value services. Most of the Company's information services are generated from its own proprietary databases containing unique prescription, managed care, healthcare market and medical prescriber data. On August 5, 1998, the Company entered into a transaction whereby it sold substantially all of its non-US operations (see note 20).

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The consolidated financial statements comprise the accounts of PMSI and its subsidiaries. The consolidated financial statements have been restated where applicable for discontinued operations (see Note 19). The accompanying notes present amounts related to continuing operations only. All intercompany balances and transactions have been eliminated.

         CASH EQUIVALENTS. Cash equivalents consist primarily of highly liquid investments with a maturity of three months or less at the date of acquisition.

         MARKETABLE SECURITIES. The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").

         As required by FAS 115, management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale, along with any investment in equity securities. Available-for-sale securities are carried at fair value, as determined by the quoted market value at the balance sheet date, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At June 30, 1998, the Company had no investments that qualified as trading or held to maturity.

         WORK IN PROCESS. Work in process consists of unbilled costs incurred on behalf of clients, principally outside vendor costs attributable to the Company's products and services.

         PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. All maintenance and repairs are expensed as incurred.

         Depreciation is provided using the straight-line method. Furniture, office equipment and computer equipment are depreciated over five years and automobiles over four years. Leasehold improvements are amortized over the shorter of their useful lives or

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         the terms of the respective leases. Buildings are depreciated over their estimated useful lives ranging from twenty to thirty years.

         On disposal, costs and accumulated depreciation are removed from the financial statements and gains (losses) are recognized in the statement of operations.

         GOODWILL. Under the purchase method of accounting, the excess of the purchase price of businesses acquired over the fair value of net tangible and intangible assets at the dates of acquisition has been assigned to goodwill. The net assets and results of operations of the acquisitions have been included in the consolidated financial statements of PMSI from their respective dates of purchase. Goodwill is amortized on a straight-line basis over periods between five and forty years.

         The Company assesses the recoverability of goodwill, on a subsidiary by subsidiary basis, by determining whether amortization of goodwill can be recovered through undiscounted future cash flows based on projected net income, excluding goodwill amortization, of the respective subsidiary. Impairment is measured by discounted future cash flows based on projected net income, excluding goodwill amortization, using a discount rate reflecting the Company's cost of funds.

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

         FOREIGN CURRENCY. The balance sheets and results of operations of PMSI's subsidiaries that operate outside the United States are measured using local currency as the functional currency.

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

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         subscription. Prebillings for products that have not been delivered or for services not yet rendered are classified as unearned income until the earnings process is complete.

         CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject PMSI to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. PMSI invests its excess cash with major banks and cash equivalents and marketable securities in a professionally managed fund. At June 30, 1998 marketable securities included 903,950 shares of common stock of National Data Corporation ("NDC") with a fair value of $39,548,000. PMSI's customer base principally comprises companies within the pharmaceutical industry. Although the Company's receivables are concentrated in the pharmaceutical industry, the concentration of credit risk is limited due to the credit worthiness of the customers. PMSI does not require collateral from its customers.

         INCOME TAXES. Federal, foreign and state income taxes in the consolidated financial statements have been computed on a stand-alone return basis according to the fiscal and legal structure under which the various tax paying entities operate. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and financial reporting amounts at each year-end.

         EARNINGS/LOSS PER SHARE. In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Previously reported earnings per share amounts have been restated to comply with FAS 128. Basic earnings (loss) per share amounts are calculated by dividing income (loss) amounts by the weighted average number of common shares outstanding. Diluted earnings
         (loss) per share amounts are calculated by dividing income (loss) amounts by the weighted average number of common shares outstanding increased, if dilutive, by the effects of potentially dilutive common shares which includes stock options and convertible debentures. Dilutive potential common shares are calculated in accordance with the treasury stock method.

         USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates that affect the financial statements are those related to goodwill and deferred tax assets.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of certain of the Company's financial instruments including cash and cash equivalents, accounts payable and other accrued liabilities approximates fair value due to their short maturities. The fair value of the Company's debentures is based on quoted market prices.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         ALLOCATION OF INTEREST TO DISCONTINUED OPERATIONS. Enterprise interest is allocated to discontinued operations in proportion to net assets.

2.       TRANSACTIONS WITH SOURCE

                  Effective as of December 31, 1991, Walsh International Inc. ("Walsh") transferred to PMSI all the assets and liabilities of the PMSI business in exchange for shares of PMSI common stock. In connection with the transfer, the Company and Walsh entered into two long-term license agreements permitting the use by PMSI of certain Walsh proprietary databases. In addition, PMSI and Walsh entered into further agreements, covering data processing, administrative and management services and subleasing of certain facilities for various periods of time, all subject to renewal terms. During fiscal year 1996, Walsh separated into two independent companies ("the spin-off"); Walsh International Inc. and Source Informatics Inc. ("Source") and the agreements were assigned from Walsh to Source. All agreements were terminated effective December 15, 1997 upon the sale of certain assets to NDC. The principal agreements and terms were as follows:

         ALPHA (PRESCRIPTION) DATABASE LICENSE AGREEMENT. Source had granted the Company an exclusive license to use its US databases for a period of five years through December 2001, with an option to renew for two additional 5-year periods. The license fee amounts paid to Source in the years ended June 30, 1996, 1997 and for the period ended December 15, 1997 in respect of this agreement were $3,094,000, $3,126,000 and $1,728,000, respectively.

         DATA PROCESSING AGREEMENT. The Company contracted for Source to provide specific data processing services in the US. In the years ended June 30, 1996 and 1997 and for the period ended December 15, 1997 costs incurred by the Company in connection with the data processing agreement totaled $3,353,000, $5,395,000 and $3,041,000, respectively.
         These costs are included in production costs.

         FACILITIES AGREEMENT. PMSI sublet space from Source in the US. The net cost to the Company in the years ended June 30, 1996 and 1997 and for the period ended December 15, 1997 totaled $545,000, $29,000 and $45,000, respectively. Such amounts have been included in selling, general and administrative expenses,

         MANAGEMENT AND EXECUTIVE SERVICES AGREEMENT. Source provided administrative, management and executive services to PMSI in the US which resulted in a net cost to the Company of $2,319,000, $977,000 and $542,000 in the years ended June 30, 1996 and 1997 and for the period ended December 15, 1997, respectively. These costs are included in selling, general and administrative expenses.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                  At June 30, 1998 there were no amounts receivable or payable from/to Source. At June 30, 1997, the Company had a net current receivable from Source of $1,646,000, which was included in other current assets. Source held 831,144 shares or 6.3% of PMSI's Common Stock at June 30, 1997 which represented the remaining shares that were transferred to Source in the "spin-off" of the Source businesses from Walsh. These shares, together with a further 87,110 shares, were transferred to the Company as part of the assets acquired on the purchase of the Source Europe companies from Source on December 15, 1997 (see note 3).

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

         SOURCE INFORMATICS EUROPEAN HOLDINGS LLC

                  On December 15, 1997 the Company acquired Source Informatics European Holdings L.L.C. and its subsidiaries ("Source Europe") from Source for consideration of $8.4 million in the form of the cancellation of amounts advanced to Source under a line of credit of $6.4 million and direct costs of $2.0 million.

                  Source Europe is a developing business involved in building databases of information from prescriptions dispensed in the UK, Germany, France, Belgium and Italy and in developing the software technology to support, access and generate information from such databases. This information enables pharmaceutical companies to measure and analyze product performance at a detailed geographical level, namely small groups of physicians or at the individual physician level and thereby improve salesforce productivity. Currently, the businesses are at various stages of development, but revenues are being generated at an increasing level as more products begin to be delivered to clients throughout Europe.

                  The excess of the purchase price over the fair value of the net assets acquired of $13.4 million was allocated to in-process research and development and completed technology as follows:

                           In-Process Research & Development             $12,046
                           Completed Technology                          $ 1,363
                                                                         -------
                                                                         $13,409
                                                                         -------

                  Included in the assets acquired in Source Europe were 918,254 shares of common stock of the Company with a fair value on December 15, 1997 of $8.5 million.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         These shares were placed in treasury upon acquisition during the second quarter of fiscal 1998.

                  Presented below are summarized unaudited pro forma results as if the acquisition of Source Europe had occurred on July 1, 1996 and July 1, 1997. The pro forma results include pro forma adjustments relate principally to the amortization of completed technology and the elimination of inter-company transactions.

                                                Unaudited             Unaudited
                                                Year Ended            Year Ended
                                               June 30 ,1997         June 30, 1998
                                               -------------         -------------
Revenue                                          $ 98,892              $ 79,502
Net loss                                         $(26,198)             $(14,152)
Net loss per share                               $  (1.97)             $  (1.11)

         MEDIPHASE LIMITED

                  On July 1, 1994, PMSI acquired 80% of the common stock of Mediphase Limited, a specialist software and information company in the United Kingdom. During the year ended June 30, 1998, the Company purchased the remaining 20% of the common stock of Mediphase Limited for $1.7 million.

         IMR FINANCE

                  During 1993, the Company purchased an 80% holding in IMR Finance, a French corporation. The owners of the minority interest had the option to require the Company to purchase their holding based on a multiple of projected pre-tax earnings.

                   During May 1997, the minority shareholders exercised their option, and the Company purchased the remaining 20% of the outstanding share capital of IMR Finance. The purchase price of $2.6 million has been accounted for in net assets held for sale.

       DIVESTITURES.

                  On December 15, 1997, the Company sold to NDC (i) the Company's interest in the US joint operating venture with Source ("Source US") and (ii) its OTC Physician Database business in the US. The Company received 1,084,950 registered shares of common stock of NDC, with a market value on December 15, 1997 of $35.3 million, plus $6.5 million in cash. This resulted in a pre-tax gain of $33.6 million.

                  The Company sold IMR (see Note 18), its French point of sale marketing business on March 31, 1998. This was the last remaining business to be sold as a result of the Company's decision in the third quarter of fiscal 1996 to discontinue its non-database segment. The business was sold for consideration of approximately

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         $3.2 million in cash. The assets sold included cash and cash equivalents of $1.2 million.

                  On July 1, 1997 the Company sold its Dutch and US-based international publishing and communications operations to Excerpta Medica, the medical communications division of Elsevier Science for approximately $9 million, resulting in a net gain on sale of $2.6 million.

                  During the third quarter of fiscal 1997, Marketing Resources International Limited in the United Kingdom and Patient Programs in the US were divested by the Company for $0.4 million. The total revenue and operating loss from these businesses included in the consolidated statement of operations for the year ended June 30, 1996 were $0.7 million and $1.0 million, respectively. The total revenue and operating loss for the year ended June 30, 1997 were $1.1 million and $1.0 million, respectively.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.       MARKETABLE SECURITIES

                  Marketable securities consisted of the following as of June 30, 1997 and 1998 (in thousands):

                                                    Amortized                    Fair Value
       Name of Issuer                                Cost of                     at Balance                   Unrealized Gains
       and Title of                                 Each Issue                   Sheet Date                    (Losses), net
       Each Issue                                   at June 30,                  at June 30,                     at June 30,
                                             -----------------------       -----------------------        ------------------------
                                               1997           1998           1997           1998            1997            1998
                                             --------       --------       --------       --------        --------        --------
Equity Securities                            $     --       $ 30,319       $     --       $ 40,109              $-        $  9,790

Corporate debt securities                      41,486         47,925         41,482         47,909              (4)            (16)

Debt securities issued by the  U.S.
     Treasury and other U.S.
     government corporations and
     agencies                                   4,121            400          4,121            400              --              --

Debt securities issued by foreign
     governments                                4,228          2,059          4,226          2,060              (2)              1
                                             --------       --------       --------       --------        --------        --------
                                             $ 49,835       $ 80,703       $ 49,829       $ 90,478        $     (6)       $  9,775
                                             ========       ========       ========       ========        ========        ========
Maturities

Cash equivalents (1)                         $ 17,708       $ 20,942       $ 17,707       $ 20,937        $     (1)       $     (5)

Short-term investments (2)                     24,742         40,313         24,738         50,097              (4)          9,784

Due after one year through three years          7,385         19,448          7,384         19,444              (1)             (4)
                                             --------       --------       --------       --------        --------        --------
                                             $ 49,835       $ 80,703       $ 49,829       $ 90,478        $     (6)       $  9,775
                                             ========       ========       ========       ========        ========        ========

(1) Maturities of three months or less at acquisition

(2) Short term investments include debt securities with maturities greater than 3 months and equity securities.

               For the years ended June 30, 1996 and 1997, gross realized gains and losses were not significant. Gross realized gains for the year ended June 30, 1998 were $1.7 million, and were included in interest and other income within the consolidated statement of operations. In computing realized gains and losses, the Company compares the cost of its investments on a specific identification basis. Such cost includes the direct cost to acquire the securities adjusted for the amortization of any discount or premium.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.       PROPERTY AND EQUIPMENT

                  Property and equipment at June 30, 1997 and 1998 comprised the following (in thousands):

                                                       1997              1998
                                                     --------          --------
Land and buildings including leasehold
   improvements                                      $  5,546          $  6,187
Furniture and office equipment                          2,528             3,077
Computer equipment                                      7,756             4,936
Automobiles                                               321               425
                                                     --------          --------
                                                       16,151            14,625
Less accumulated depreciation
   and amortization                                    (4,390)           (5,077)
                                                     --------          --------
                                                     $ 11,761          $  9,548
                                                     ========          ========

                  Depreciation and amortization charged to operations for the years ended June 30, 1996, 1997 and 1998 were $1,342,000, $1,981,000 and $1,461,000, respectively.

6.       GOODWILL

                  Goodwill at June 30, 1997 and 1998 comprised the following (in thousands):

                                                    1997                 1998
                                                    ----                 ----
Goodwill on acquisition                           $ 34,752             $ 29,175
Accumulated amortization                            (9,449)              (7,112)
                                                  --------             --------
                                                  $ 25,303             $ 22,063
                                                  ========             ========

                  The decrease in goodwill on acquisition is a result of the sale of the Bugamor and Medialert businesses.

                  Amortization charged to operations for the years ended June 30, 1996, 1997 and 1998 was $1,639,000, $1,522,000 and $1,160,000,
         respectively.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       OTHER ASSETS

         Other assets at June 30, 1997 and 1998 consisted of the following (in thousands):

                                                                     1997                1998
                                                                     ----                ----
                Software                                          $ 5,206             $ 6,381
                Acquired databases                                 21,539              22,193
                                                              ------------       -------------
                                                                   26,745              28,574
                Less accumulated amortization                     (26,324)            (26,671)
                                                              ------------       -------------
                                                                      421               1,903

                Debenture financing costs                           1,302 (1)           1,070 (1)
                Deposits                                              766               4,432
                Deferred taxes                                        723                 452
                Investments                                         1,670                 725
                Deferred charges                                      422                 455
                Note receivable from Walsh                          1,120 (2)           1,167 (2)
                                                              ------------       -------------
                                                                  $ 6,424            $ 10,204
                                                              ============       =============


         (1) Debenture financing costs are being amortized over the life of the debentures. The amortization charge for the years ended June 30, 1996, 1997 and 1998 was $232,000

         (2) Represents an interest free note receivable of $1,200,000 due from Walsh in June 1999 relating to the Scriptrac acquisition. The note receivable was recorded initially at its present value and as a result of accretion, the balance at June 30, 1998 is $1,167,000


         Amortization of acquired databases and software charged to operations for the years ended June 30, 1996, 1997 and 1998 was $373,000, $211,000 and
$436,000, respectively.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LONG-TERM DEBT

         Long-term debt at June 30, 1997 and 1998 consisted of the following (in thousands):

                                                                      1997                     1998
                                                                      ----                     ----
                Debentures (1)                                    $ 69,000                 $ 69,000
                Other long-term debt (2)                               959                      175
                                                              -------------            -------------
                                                                    69,959                   69,175
                Less current portion                                  (407)                     (61)
                                                              -------------            -------------
                                                                  $ 69,552                 $ 69,114
                                                              =============            =============


(1) On February 3, 1993 the Company completed an offering of an aggregate $69 million Convertible Subordinated Debentures due in 2003. The debentures, issued at par, bear annual interest at 6-1/4% and are convertible into Common Stock of the Company at a conversion price of $20 per share, subject to adjustments for certain events. The current value of the debentures at June 30, 1998, based on quoted market prices, was $66,240,000.

(2)      Capital lease obligations (see Note 13).

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

                  Additional information relating to the Plan and the Directors Plan is as follows:

                                                           Year Ended June 30,
                                               1996               1997               1998
                                               ----               ----               ----
Options outstanding at July 1, 1995,
     1996 and 1997                           1,786,400          1,848,200          1,903,750
Options granted                                234,250            392,200            458,600
Options exercised                              (84,050)           (30,200)          (115,050)
Options lapsed                                 (88,400)          (306,450)          (253,400)
                                           -----------        -----------        -----------
Options outstanding at June 30               1,848,200          1,903,750          1,993,900
                                           ===========        ===========        ===========
Options exercisable at June 30                 980,700          1,150,610          1,229,300
                                           ===========        ===========        ===========
Option prices per share:
     Granted                                    $8-$14             $9-$10                 $9
     Exercised                                  $8-$10           $8-$9.50          $8-$10.75
     Outstanding                                $8-$22             $8-$22             $8-$22

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The exercise price of options granted during the years ended June 30, 1996, 1997 and 1998 equaled the market price of the Company's common stock on the date of the grant. As of June 30, 1998 the Plan and the Directors Plan had available 76,900 and 40,000 shares of common stock, respectively, available for future grants.

10.      ACCOUNTING FOR STOCK-BASED COMPENSATION

                  The Company has elected to continue to use the intrinsic value based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, "Accounting for Stock Issued to Employees" the Company has recorded no compensation costs related to its stock option plans for the years ended June 30, 1996, 1997 and 1998.

                  Pursuant to SFAS 123, "Accounting for Stock-Based Compensation", the Company is required to disclose the pro-forma effects on net loss and net loss per share data as if the Company had elected to use the fair value approach to account for all its stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No.123 the Company's net loss and net loss per share for the years ended June 30, 1996, 1997 and 1998 would have changed as indicated below (in thousands, except per share data):



                                      Year Ended June 30,
                             1996             1997            1998
                             ----             ----            ----
Net loss:
    As reported           $  (9,624)       $  (5,253)       $  (303)
    Pro-forma             $  (9,726)       $  (5,556)       $  (747)
Net loss per share:
    As reported           $  (0.73)        $   (0.40)       $ (0.02)
    Pro-forma             $  (0.74)        $   (0.42)       $ (0.05)


                  The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1996, 1997 and 1998; risk-free interest rate of 6%; expected life of 6 years; 41% expected volatility and no dividends. The weighted average fair value of options granted during the years ended June 30, 1996, 1997 and 1998 were $13.34, $9.38 and $9.02.

                  Since option grants vest over several years and additional grants are expected in the future, the pro forma results noted above are not likely to be representative of the effects on future years of the application of the fair value based method.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  A summary of the status of the Company's Plan and the Directors Plan as of June 30, 1997 and 1998 and changes during the years ended on those dates is as follows:

                                                June 30, 1997                 June 30, 1998
                                                -------------                 -------------
                                            Number         Weighted-      Number         Weighted-
                                              of            average         of            average
        Fixed options                       shares       exercise price   shares       exercise price
        -------------                       ------       --------------   ------       --------------
Outstanding at beginning of year          1,848,200        $   11.77     1,903,750        $   11.02
   Granted                                  392,200        $    9.38       458,600        $    9.02
   Exercised                                (30,200)       $    8.48      (115,050)       $    9.07
   Cancelled                               (306,450)       $   13.43      (253,400)       $   12.32
                                          ---------        ---------     ---------        ---------
Outstanding at end of year                1,903,750        $   11.02     1,993,900        $   10.49
                                          =========                      =========

Options exercisable at end of year        1,150,610        $   11.35     1,229,300        $   11.06
                                          =========                      =========


                  A summary of information regarding the outstanding options and those exercisable at June 30, 1998 is given in the following tables:

                                                 Weighted Average
                              Number of              remaining                   Number of
  Exercise Price               Options          Contractual life of               Options
       ($)                   Outstanding        options outstanding             Exercisable
                                                       (Yrs)
  --------------             -----------        -------------------             -----------
       8.40                     533,900                3.17                        533,900
       8.75                     112,000                6.67                         92,000
       9.00                     525,500                9.35                        138,000
       9.38                      24,000                9.50                              0
       9.50                     348,200                7.90                         96,900
      13.50                     202,800                6.65                        121,000
      14.00                      36,000                3.58                         36,000
      15.00                      15,000                3.92                         15,000
      15.25                      67,500                4.29                         67,500
      15.75                      15,000                4.95                         15,000
      18.50                      12,000                4.33                         12,000
      22.00                     102,000                3.58                        102,000
                              ---------                ----                      ---------
                              1,993,900                6.34                      1,229,300
                              =========                ====                      =========

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      TAXES

                  The components of the income tax (provision) benefit for the years ended June 30, 1996, 1997 and 1998 are comprised of the following (in thousands):

                                                                    Year Ended
                                                                     June 30,
                                                     ---------------------------------------
                                                        1996           1997           1998
                                                        ----           ----           ----
U.S. income tax (provision) benefit                   $(1,666)       $     9        $(8,363)
Foreign tax provision                                    (279)        (1,711)        (3,902)
Deferred income tax (provision) benefit                   789           (953)         6,560
                                                      -------        -------        -------
                                                      $(1,156)       $(2,655)       $(5,705)
                                                      =======        =======        =======

                  The domestic and foreign components of income before income taxes were as follows (in thousands):

                              Year Ended
                               June 30,
              -----------------------------------------
                 1996            1997           1998
                 ----            ----           ----
Domestic       $  1,153        $  4,022       $ 13,184
Foreign            (763)          3,311         (7,782)
               --------        --------       --------

               $    390        $  7,333       $  5,402
               ========        ========       ========

                  The provision for income taxes differs from that computed using the 35% statutory federal income tax rate as follows (in thousands):

                                                                    Year Ended
                                                                     June 30,
                                                     ---------------------------------------
                                                        1996           1997           1998
                                                        ----           ----           ----
Provision based on federal statutory rate             $  (133)       $(2,493)       $(1,891)
Goodwill and other non-deductible items                  (304)          (301)        (1,149)
Foreign earnings and dividends taxed at
   different rates                                       (538)         1,124           (254)
Tax refund claims, audit issues & other matters          --              833         (1,490)
State tax, net of federal benefit                        (135)          (149)        (2,148)
Purchase accounting adjustments                        (1,182)          --             --
Disposal of assets held for sale                         --             --            3,078
Valuation of temporary differences                        848         (2,386)          (990)
All other, net                                            288            717           (861)
                                                      -------        -------        -------
Consolidated effective tax rate                       $(1,156)       $(2,655)       $(5,705)
                                                      =======        =======        =======

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  An additional provision for taxes was recorded during the second quarter of the fiscal year of $1.5 million for probable liabilities arising from tax audits in progress. The full liability assessed by the tax authorities was approximately $3.0 million which, at the request of the tax authorities, the Company paid into an escrow account during the third quarter of fiscal 1998 pending the outcome of an appeal. The escrow amount was included in other assets at June 30, 1998.

                  The tax effect of significant temporary differences representing deferred tax assets and liabilities at June 30, 1997 and 1998 were as follows (in thousands):

CURRENT ASSETS (LIABILITIES):                  1997             1998
                                               ----             ----
      Accrued liabilities                    $  1,655        $  2,427
      Foreign tax credits                        --              --
      Net operating losses                       --            13,563
      Prepaid and other current assets            212           2,768
      Bad debts                                   130             115
                                             --------        --------
                                                1,997          18,873
      Valuation allowance                        (405)        (14,082)
                                             --------        --------
      Net current assets                        1,592           4,791
                                             --------        --------


NON-CURRENT ASSETS (LIABILITIES):

      Fixed assets & intangibles                 (200)            496
      Net operating losses                      4,113             226
      Other liabilities                           222              88
                                             --------        --------
                                                4,135             810
      Valuation allowance                      (3,412)           (358)
                                             --------        --------
      Net non-current assets                      723             452
                                             --------        --------

      Deferred taxes, net                    $  2,315        $  5,243
                                             ========        ========



                  As of June 30, 1998, there was available for foreign income tax purposes net operating loss carryforwards of approximately $ 45,096,000 which expire as follows: 1999: $199,000, 2000: $146,000,
         2001: $357,000, 2002: $2,343,000 and thereafter: $42,051,000.

                  The undistributed earnings of foreign subsidiary companies for which deferred U.S. income taxes have not been provided at June 30, 1997 and June 30, 1998 because of permanent reinvestment of earnings in the operations of those subsidiaries, amounted to $15,272,000 and $1,041,000, respectively. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. On remittance, certain foreign countries impose withholding taxes. The amount of withholding taxes that would be payable on remittance of the entire amount of such undistributed earnings would approximate $3,727,000 and $206,000 at June 30, 1997 and June 30, 1998,
         respectively.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      EMPLOYEE BENEFIT PLANS

                  Subsidiaries of PMSI in the United Kingdom, Holland, Japan and the United States have defined contribution pension or profit sharing plans covering substantially all their employees. The total costs associated with these plans for the years ended June 30, 1996, 1997 and 1998 were $729,000, $1,245,000 and $1,007,000, respectively.

13.      LEASE OBLIGATIONS & OTHER COMMITMENTS

                  Various PMSI subsidiaries lease certain property and equipment. Obligations under long-term non-cancelable lease agreements expiring at various dates have the following aggregate approximate annual minimum rentals (in thousands):


                                                           Capital           Operating
                                                           -------           ---------
1999                                                            $ 120            $ 2,060
2000                                                               83              1,702
2001                                                               11              1,430
2002                                                                -              1,121
After 2002                                                          -                832
                                                        -------------      -------------
                                                                  214            $ 7,145
                                                                           =============
Less amount representing interest                                 (39)
                                                        -------------
Present value of minimum lease payments                           175

Less current portion                                              (61)
                                                        -------------
                                                                $ 114
                                                        -------------

                  Operating lease rental expense for the years ended June 30, 1996, 1997 and 1998 was $1,471,000, $1,559,000 and $1,676,000,
         respectively. Included in furniture, fixtures and equipment are assets subject to capitalized leases with an original cost of $337,000 (1997:
         $1,332,000) and accumulated amortization of $166,000 (1997: $351,000).

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      GEOGRAPHIC DATA

                  The following table presents certain financial information by geographic area (in thousands):

                      As of and For the Year Ended
                             June 30, 1998
                             -------------

                                       Operating      Identifiable
                         Revenues     Income(Loss)       Assets
                         --------     ------------       ------
United States            $ 37,052       $  7,221        $ 26,976
Europe and Pacific         40,914         (3,837)         48,339
General corporate            --          (33,133)        111,043
                         --------       --------        --------
Total                    $ 77,966       $(29,749)       $186,358
                         ========       ========        ========

                      As of and For the Year Ended
                             June 30, 1997
                             -------------

                                       Operating      Identifiable
                         Revenues     Income(Loss)       Assets
                         --------     ------------       ------
United States            $ 47,555       $  9,552        $ 32,142
Europe and Pacific         50,930          2,887          74,694
General corporate            --           (4,915)         60,366
                         --------       --------        --------
Total                    $ 98,485       $  7,524        $167,202
                         ========       ========        ========

                      As of and For the Year Ended
                             June 30, 1996
                             -------------

                                       Operating      Identifiable
                         Revenues     Income(Loss)       Assets
                         --------     ------------       ------
United States            $ 41,421       $  5,566        $ 28,023
Europe and Pacific         51,256          1,508          56,614
General corporate             350         (6,554)         45,900
                         --------       --------        --------
Total                    $ 93,027       $    520        $130,537
                         ========       ========        ========

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      SUPPLEMENTAL OPERATIONS STATEMENT DATA

                  Advertising costs are charged to costs and expensed as incurred and for the years ended June 30, 1996, 1997 and 1998 amounted to $1,308,000, $1,391,000 and $893,000, respectively.

16.      RESTRUCTURING COSTS

                  During the third quarter of fiscal 1996, following the completion of a strategic review of the Company's operations, the Company recorded a $2.3 million ($1.3 million after tax) restructuring charge for elimination of non-core product lines. These products were unprofitable and there was no assurance of future profitability. The charge related primarily to the write-off of prepaid data acquisition expenses and severance payments. The $2.3 million charge included estimated cash payments of $1.5 million and non-cash asset write-offs of $0.8 million. The balance of the restructuring liability as of June 30, 1996 was $0.9 million, which was fully utilized during fiscal year 1997.

17.      IMPAIRMENT

                  During the third quarter of fiscal 1996, following the completion of a strategic review of the Company's entire operations, management concluded that, as well as divesting the non-database businesses, the value of certain long-lived assets recorded in its balance sheet could not be recovered, based upon a discounted cash flow analysis, due to changes in market conditions. Therefore, in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the Company's existing accounting policy, the Company recorded a pre-tax charge of $2.4 million ($1.6 million after tax). This principally related to the write-off of goodwill and capitalized database costs arising on the acquisition of database businesses now being exited.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

                  During the third quarter of fiscal 1996, the Company announced its decision to develop its business as a focused information services provider to the pharmaceutical and healthcare industries and that its European marketing and communication businesses would be divested. These businesses, comprising the non-database segment of PMSI's operations, were accounted for as discontinued operations and, accordingly, their operations through divestment have been segregated in the accompanying statements of operations.

                  During the second quarter of fiscal 1997, the Company recorded an additional net charge for the loss on disposal of the discontinued operations of $9.9 million. The charge was based upon the Company's quarterly review of the assumptions used in determining the estimated loss relating to the discontinued operations. This further charge was principally the result of revisions to the original estimates of expected net proceeds from the remaining businesses to be sold. The estimated proceeds from the French point of sale marketing business, IMR, were reduced by $9.6 million following an independent valuation report commissioned as part of the process of preparing the memorandum of sale. A net increase in the estimated loss on sale of the remainder of the discontinued businesses accounted for a $0.3 million charge due to changes in estimated sale proceeds. All discontinued businesses were sold during the measurement period except IMR.

                  Summary operating results of the discontinued operations for the years ended June 30, 1996 and 1997 were as follows:

                                                              Year Ended
                                                               June 30,
                                                               --------
                                                         1996            1997
                                                         ----            ----
Results of discontinued operations:
Revenue                                                $ 44,849        $   --
Income (loss) from operations:
Income (loss) before taxes                               (2,288)           --
Income tax provision                                       (917)           --
                                                       --------        --------

Loss from discontinued operations                        (3,205)           --

Loss on disposal of discontinued operations, net           --
  of taxes of $1,236 and $0, respectively                (5,710)         (9,914)
                                                       --------        --------
Loss from discontinued operations                      $ (8,915)       $ (9,914)
                                                       ========        ========



                  The operating loss from discontinued operations for the nine months to March 31, 1997, when the measurement period ended, was $1.3 million net of income taxes.

                  At the end of the measurement period and at June 30, 1997, IMR was the only operation that had not been sold and in accordance with EITF 90-6, its net assets, together with the remaining accrual for the loss expected to be generated on disposition, were reclassified to net current assets held

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         for sale and net assets held for sale in the balance sheet at June 30, 1997. IMR's operating result for the fourth quarter of fiscal 1997 was recorded in operating income as a separate item "income from assets held for sale". The revenues attributable to assets held for sale in the fourth quarter of fiscal 1997 and in the year ended June 30, 1998 were $5.2 million and $8.8 million, respectively.

                  On March 31, 1998, the Company divested IMR for consideration of approximately $3.2 million in cash. The assets sold included cash and cash equivalents of $1.2 million. A net charge of $8.0 million relating to IMR is reflected in the statement of operations for the year ended June 30, 1998. This comprises a pre-tax loss on sale in the third quarter (after selling costs) of $2.1 million, an impairment charge of $14.7 million in the second quarter and a total tax benefit of $8.8 million.

19.       INCOME (LOSS) PER SHARE

                  The Company has adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic per share amounts are computed using the weighted average number of shares of Common Stock outstanding. Diluted per share amounts include common equivalent shares, where dilutive, (using the treasury stock method) from stock options and convertible debt. The prior periods presented have been restated applying SFAS 128.

                  For the years ended June 30, 1996 and 1998 the effects of common stock equivalents on the per share amounts were anti-dilutive and accordingly such amounts were excluded from the computations. For the year ended June 30, 1997, the effects of common stock equivalents or per share amounts were not material.

                  These calculations are summarized below:

                                                                       Year Ended June 30,
                                                            1996               1997               1998
                                                            ----               ----               ----
Weighted average common shares outstanding
Shares used in computing basic earnings per share        13,123,998         13,186,564         12,771,195

Assumed exercise of in the money
  stock options                                             980,700          1,283,950          1,543,600

Less assumed buy-back under the treasury
  stock method                                             (706,082)        (1,173,193)        (1,185,368)
                                                        -----------        -----------        -----------
Shares used in computing diluted earnings per
  share if the result is dilutive                        13,398,616         13,297,321         13,129,427
                                                        ===========        ===========        ===========


                  Options to purchase 887,500, 607,800 and 450,300 shares of common stock at prices ranging from $13.50 to $22.00 were outstanding at June 30, 1996, 1997 and 1998, respectively, but were not included in the computation of diluted earnings per share amounts for those years because the options exercise price was greater than the average market price of the common shares.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The convertible debentures have not been assumed converted for the diluted earnings per share as the effect would be anti-dilutive. Had the convertible debentures been included, the number of shares would have increased by 3,450,000 for each of the years ended June 30, 1996, 1997 and 1998. The reduced interest expense would have had a favorable impact on net income (loss) of $2,588,000 for each of these years.

20.       SALE OF NON-US OPERATING ASSETS

                  On August 5, 1998 the Company announced that it had completed the sale of its non-US operations, with the exception of its Source and PMSI targeting businesses in Belgium, to IMS Health Incorporated ("IMS Health") for consideration of 1,197,963 shares of IMS Health common stock. IMS Health has an option to purchase the Company's businesses in Belgium within a three-month period.

                  As of June 30, 1998, the total assets and total liabilities of the non-US operations totaled $48.4 million and $33.8 million, respectively. Total revenues for the year ended June 30, 1998 from the non-US operations totaled $40.9 million.

                  This transaction superseded the merger agreement signed with Cognizant Corporation ("Cognizant") on March 23, 1998, whereby IMS Health (as assignee of Cognizant) would have acquired all outstanding shares of PMSI common stock.

21.       RETIREMENT OF DEBENTURES

                  Between September 2, 1998 and September 15, 1998 the Company redeemed an aggregate amount of $14.7 million of its 6.25% Convertible Subordinated Debentures due in 2003. The debentures were redeemed at 87% of the principal amount with interest accrued through the date of redemption.


22.       STOCKHOLDER RIGHTS PLAN

                  On December 30, 1997, the Board of Directors of the Company adopted a stockholder rights plan (the "Rights Plan") and declared a distribution of one common share purchase right (a "Right") for each outstanding share of common stock, $.01 par value (the "Common Shares"), of the Company. The distribution was payable to the stockholders of record on January 9, 1998. The Rights will automatically trade with the Company's common stock. Additional rights are issuable upon subsequent issuances of common stock by the Company so long as the Rights Plan is in effect.

                  The Rights are not currently exercisable but become exercisable upon the earlier of (i) ten days following the first public announcement that a person or group, which did not beneficially own 5% of the common stock as of December 30, 1997, has acquired beneficial ownership of 15% or more of the Company's common stock, and (ii) ten business days following the announcement of an offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Company's common stock.

                  Once exercisable, the holder will be entitled to buy from the Company one-third (1/3) of a

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Common Share of the Company at a price of $60 per one-third of a Common share or in certain circumstances to buy at the Rights exercise price a number of shares of the Company's common stock having a market value of twice the exercise price of each Right or, if the Company is acquired in a merger or a business combination, to buy at the Rights exercise price a number of shares of common stock of an acquiring company having a market value of twice the exercise price of each Right. At the Company's option the Rights are redeemable prior to becoming exercisable for $0.001 per Right. The Rights expire on the close of business on the tenth anniversary of the Rights Agreement.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

                                                           Stamford, Connecticut
                                                           August 14, 1998


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





                                                   PricewaterhouseCoopers L.L.P.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998



          Col. A                       Col. B                 Col. C                              Col. D                Col. E
------------------------------   --------------------  ------------------                     -----------------   -----------------

                                                                    Additions
                                     Balance at           Charged to         Charged to                            Balance at
                                    Beginning of           Costs and            Other                                End of
Descriptions                           Period              Expenses           Accounts        Deductions             Period
------------------------------   --------------------  ------------------  ----------------   -----------------   -----------------

Allowance for doubtful
accounts

June 30, 1996                              $ 415,000             207,000                 -            (222,000)          $ 400,000
June 30, 1997                              $ 400,000             246,000                 -            (258,000)          $ 388,000
June 30, 1998                              $ 388,000             461,000                 -            (311,000)          $ 538,000

Valuation allowance
for deferred tax assets

June 30, 1996                             $2,576,000                   -                 -          (1,145,000)        $ 1,431,000
June 30, 1997                             $1,431,000           2,386,000                 -                   -         $ 3,817,000
June 30, 1998                             $3,817,000           1,200,000        13,240,000          (3,817,000)        $14,440,000

                                    PART III

         Pursuant to General Instruction G(3) to the Annual Report on Form 10K, the information required by Part III of Form 10-K is hereby incorporated by reference from the Registrant's definitive Proxy Statement for its annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than October 28, 1998.

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

              3.3 Amendment to Certificate of Incorporation of Pharmaceutical Marketing Services Inc.

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

              10.1(l) English translation of Agreement for the Supply of Services (translation for information purposes only) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 13,
                          1993)

              10.1(m) Contrat de Prestations de Services (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

              10.1(n) English translation of Put Option (translation for information purposes only) (incorporated by reference to Exhibit 5.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

              10.1(o) Promesse Unilaterale de Vente d'Actions (incorporated by reference to Exhibit 5.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

              10.1(p) English translation of Call Option (translation for information purposes only) (incorporated by reference to Exhibit 6.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

              10.1(q) Purchase Agreement, dated as of August 3, 1998, among IMS Helath Incorporated, Pharmaceutical Marketing Services Inc., PMSI Holdings Limited and Source Informatics European Holdings LLC (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed August 18, 1998)

              10.2(a) Pharmaceutical Marketing Services Inc. and its Subsidiaries Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit
                          10.2 to the Registrant's Registration Statement No. 33-43226)

              10.2(b) Pharmaceutical Marketing Services Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 33-66306)

              10.2(c) Pharmaceutical Marketing Services Inc. 1998 Employee Stock Plan

              22.1 List of subsidiaries of Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit
                          22.1 to the Registrant's Registration Statement No. 33-43226)

              23          Consent of PricewaterhouseCoopers L.L.P.

* Certain portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

              (b) Reports on Form 8-K filed during the three months ended June 30, 1998.

              (i) Form 8-K filed April 3, 1998 reporting the execution of a merger agreement with Cognizant Corporation (that has since been terminated)

              (ii) Form 8-K filed April 14, 1998 reporting the sale of IMR Finance S.A.

                          Financial statements filed:

                          Unaudited Pro Forma Consolidated Balance Sheet at December 31, 1997

                          Unaudited Pro Forma Consolidated Statement of Operations for the Fiscal Year Ended June 30, 1997

                          Unaudited Pro Forma Consolidated Statement of Operations for the Six Months Ended December 31, 1997

                          Notes to Pro Forma Financial Statements

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 15, 1998

                                PHARMACEUTICAL MARKETING SERVICES INC.


                                By /s/ Raymund M. Davies
                                   ---------------------------------------------
                                      Raymund M. Davies
                                      Vice President and Chief Financial Officer


                                POWER OF ATTORNEY

              Each person whose individual signature appears below hereby authorizes Dennis M.J. Turner, Frederick W. Kyle and Raymund Davies, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent in his name, place and stead, to execute in the name and on behalf of such person, individually and in each capacity stated below, and to file any and all amendments to this report.

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

Signature                                    Title                                               Date
---------                                    -----                                               ----



/s/ Dennis M.J. Turner               Director, Chief Executive Officer                    September 15, 1998
---------------------------------
    Dennis M.J. Turner


/s/ Frederick W. Kyle                Director                                             September 15, 1998
-----------------------------------
    Frederick W. Kyle


/s/ Robert J. Frattaroli             Director                                             September 15, 1998
----------------------------------
    Robert J. Frattaroli


/s/ Raymund M. Davies                Vice President, Chief Financial                      September 15, 1998
---------------------                Officer and Treasurer
    Raymund M. Davies


/s/  Carolyne K. Davis               Director                                             September 15, 1998
-----------------------
    Carolyne K. Davis

/s/ Robert A. Schwed                         Director                                   September 15, 1998
--------------------------
    Robert A. Schwed


/s/ Carlos Gonzales                          Director                                   September 15, 1998
--------------------------
    Carlos Gonzales

                                INDEX TO EXHIBITS




Exhibit
Number                              Description
-------                             -----------


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

3.3 Amendment to Certificate of Incorporation of Pharmaceutical Marketing Services Inc.

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

10.1(q) Purchase Agreement, dated as of August 3, 1998, among IMS Helath Incorporated, Pharmaceutical Marketing Services Inc., PMSI Holdings Limited and Source Informatics European Holdings LLC (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed August 18, 1998)

10.2(a) Pharmaceutical Marketing Services Inc. and its Subsidiaries Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 33-43226)

10.2(b) Pharmaceutical Marketing Services Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 33-66306)

10.2(c)           Pharmaceutical marketing Services Inc. 1998 Employee Stock
                  Plan

22.1              List of subsidiaries of Pharmaceutical Marketing Services Inc.
                  (incorporated by reference to Exhibit 22.1 to the Registrant's Registration Statement No. 33-43226)

23                Consent of PricewaterhouseCoopers L.L.P.

27                Financial Data Schedule

* Certain portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.