Form 10-Q
period 1998-09-30
PHARMACEUTICAL MARKETING SERVICES INC
filed 1998-11-16
CIK 880119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

     As of October 31, 1998, there were outstanding 12,407,121 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                        Page No.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  (unaudited) for the Three Months
                  Ended September 30, 1998 and 1997........................... 3

                  Consolidated Statements of Comprehensive
                  Income (unaudited) for the Three Months
                  Ended September 30, 1998 and 1997........................... 4

                  Consolidated Balance Sheets (unaudited) as
                  of September 30, 1998 and
                  June 30, 1998 .............................................. 5

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Three Months Ended
                  September 30, 1998 and 1997................................. 6

                  Notes to Consolidated Financial Statements.................. 7


Item 2.  Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition........................................ 10

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.......................................... 12


PART II. OTHER INFORMATION


Item 5.  Other Information................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 13

         Signatures.......................................................... 14

PART I.                          FINANCIAL INFORMATION
Item 1.                           FINANCIAL STATEMENTS

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended
                                                            ------------------
                                                               September 30
                                                            1998         1997
                                                            -----        ----

Revenue                                                   $ 10,870     $ 20,093
Production costs                                            (3,690)     (10,839)
Selling, general and administrative expenses               (10,913)      (8,282)
Amortization of intangible assets                             (270)        (342)
Loss from assets held for sale                                --           (598)
                                                          ---------    ---------
Operating income                                            (4,003)          32
Gain on sale of operations                                  52,844        2,631
Interest and other income                                    7,704          871
Interest expense                                              (952)      (1,166)
                                                          ---------    ---------
Income before income taxes and extraordinary item           55,593        2,368
Income tax (provision) benefit                              (7,017)         105
                                                          ---------    ---------
Net income before extraordinary item                        48,576        2,473
Extraordinary gain on redemption of debt,
    net of tax of $1,009                                     1,154         --
                                                          --------     ---------
Net income                                                $ 49,730     $  2,473
                                                          ========     ========
Earnings per share:
    Basic -
       Income before extraordinary item                   $   3.92     $   0.19
       Extraordinary item                                     0.09         0.00
                                                          --------     ---------
       Net income                                         $   4.01     $   0.19
                                                          ========     ========

    Diluted -
       Income before extraordinary item                   $   3.12     $   0.18
       Extraordinary item                                     0.07         0.00
                                                          --------     ---------
       Net income                                         $   3.19     $   0.18
                                                          ========     ========



   The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (in thousands, except for share data)
                                   (unaudited)
                                                                        Three Months Ended
                                                                        ------------------
                                                                           September 30
                                                                      1998              1997


    Net income                                                     $ 49,730          $  2,473
                                                                   --------          --------
    Other comprehensive income, net of tax:
      Foreign currency translation adjustment, net of
         tax of $0 and $606, respectively                                 0              (872)
      Unrealized gains on investments:
         Unrealized holding (losses) gains arising during period
            net of tax of $3,268 and $0, respectively                (4,703)               (1)
         Less: reclassification adjustment for gains included
                  in net income, net of tax of $2,439 and
                  $0, respectively                                   (3,509)                0
                                                                   ---------          --------
    Other comprehensive income (loss)                                (8,212)             (873)
                                                                   ---------          --------

Comprehensive income                                               $ 41,518           $  1,600
                                                                   ========           ========









   The accompanying notes are an integral part of these financial statements



             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)
                                   (unaudited)




                                                        September 30, 1998      June 30, 1998
                                       Assets
Current assets
     Cash and cash equivalents                                 $  42,330            $  42,315
     Marketable securities                                        97,306               50,097
     Accounts receivable, principally trade                        4,789               21,332
     Work in process                                                 599                1,489
     Prepaid expenses and other current assets                     1,806                9,866
                                                               ----------           ----------
       Total current assets                                      146,830              125,099

Marketable securities                                             20,435               19,444
Property and equipment, net                                        1,702                9,548
Goodwill, net                                                      9,214               22,063
Other assets, net                                                  5,752               10,204
                                                               ----------           ----------
       Total assets                                            $ 183,933            $ 186,358
                                                               =========            =========

                        Liabilities and Stockholders' Equity
Current liabilities
     Current maturities of long-term debt                      $      20            $      61
     Accounts payable                                              1,903                5,730
     Accrued liabilities                                          14,387               23,499
     Unearned income                                               7,781               22,087
                                                               ----------           ----------
       Total current liabilities                                  24,091               51,377

Long-term debt                                                    49,340               69,114
Other liabilities                                                     40                7,761
                                                               ----------           ----------
       Total liabilities                                          73,471              128,252
                                                               ----------           ----------

Commitments and contingencies
Stockholders' equity
     Common stock, $0.01 par value, 25,000,000
       shares authorized, and 13,325,375 and 13,314,975
       shares issued and outstanding, respectively                   133                  133
     Paid-in capital                                              88,358               88,199
     Treasury stock at cost -  918,254 shares                     (8,494)              (8,494)
     Accumulated deficit                                          29,398              (20,332)
     Cumulative translation adjustment                              --                 (7,170)
     Unrealized gain on investments, net of
       income tax expense of $745 and $4,010, respectively         1,067                5,770
                                                                 ---------          ----------
         Total stockholders' equity                              110,462               58,106
                                                                 ---------          ----------
         Total liablities and stockholders' equity             $ 183,933            $ 186,358
                                                               =========            =========









   The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                           Three Months Ended
                                                                              September 30
                                                                            1998             1997
                                                                          --------          -------
Cash flows provided by (used in) operating activities:
         Net income (loss)                                                $ 49,730          $ 2,473

Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                         556              657
         Loss on disposal of fixed assets                                        -              598
         Profit on disposal of database businesses, net                          -           (2,631)
         Profit on disposal of non-US businesses, net                      (52,844)               -
         Gain on redemption of debentures                                   (2,163)               -
         Profit on sale of National Data Corporation common stock           (5,948)               -
         Deferred taxes                                                          -                2
Change in operating assets and liabilities, net of effect of acquisitions:
         Accounts receivable                                                 4,365            4,838
         Work-in-process                                                       178            1,354
         Prepaid expenses and other assets                                     446           (1,916)
         Accounts payable and accrued liabilities                            2,741           (2,644)
         Unearned income                                                    (1,965)          (1,825)
         Other liabilities                                                       -               74
                                                                          ---------         --------
         Total adjustments                                                 (54,634)          (1,493)
                                                                          ---------         --------

Net cash provided by (used in) operating activities                       $ (4,904)           $ 980
                                                                          ---------         --------

Cash flows provided by (used in) investing activities:
         Capital expenditures                                                  (66)            (640)
         Proceeds from businesses disposed, net of associated
           selling expenses                                                 (1,831)           7,806
         Loan to Source Informatics                                              -           (1,500)
         Sale (purchase) of marketable securities, net                      24,322          (10,524)
         Acquisition and contingent payments                                     -           (2,159)
                                                                          ---------        ---------
Net cash provided by (used in) investing activities                         22,425           (7,017)
                                                                          ---------        ---------

Cash flows provided by (used in) financing activities:
         Net proceeds from options exercised                                   158              414
         Repayments of long-term debt and capital lease
           obligations                                                     (17,220)             (87)
                                                                          ---------        ---------
Net cash provided by (used in) financing activities                        (17,062)             327
                                                                          ---------        ---------

Effect of assets held for sale                                                   -            2,802
Effect of exchange rate movements                                             (444)            (596)
                                                                          ---------        ---------

Net increase (decrease) in cash and cash equivalents                            15           (3,504)
Cash and cash equivalents at beginning of period                            42,315           32,414
                                                                          ---------        ---------
Cash and cash equivalents at end of period                                $ 42,330         $ 28,910
                                                                          ========         ========

Supplemental disclosure of non-cash investing and financing activities:
      IMS Health Incorporated shares received                             $ 71,279









   The accompanying notes are an integral part of these financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   INTERIM UNAUDITED FINANCIAL INFORMATION

          The accompanying statements of operations for the three months ended September 30, 1998 and 1997, the statements of cash flows for the three months ended September 30, 1998 and 1997, the balance sheet as of September 30, 1998 and the related information of Pharmaceutical Marketing Services Inc. (the "Company" or "PMSI") included in these notes to the financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature), except for items related to the sale of the non-US businesses and the extraordinary item associated with the early redemption of the Company's 6-1/4% Convertible Subordinated Debentures ("6-1/4% Debentures"), necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of continuing operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The June 30, 1998 balance sheet was derived from the Company's June 30, 1998 audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

          These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended June 30, 1998.


2.   COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" which is effective for financial statements issued for fiscal years commencing on or after December 15, 1997. Comprehensive income represents the change in net assets of a company as a result of non-owner transactions.


3.   INCOME PER SHARE

          The Company has adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic per share amounts are computed using the weighted average number of shares of Common Stock outstanding. Diluted per share amounts include common equivalent shares, where dilutive (using the treasury stock method), from stock options and convertible debt. The prior periods presented have been restated applying SFAS 128.

          For all periods presented amounts used in both basic earnings per share and diluted earnings per share are the amounts as stated below.

          These calculations are summarized below:

                                                         Three Months Ended
                                                            September 30,
                                                         1998          1997


Weighted average common shares outstanding
Shares used in computing basic earnings per share    12,406,442     13,219,043

Assumed exercise of in the money
   stock options                                      1,545,200      1,219,550

Less assumed buy-back under the treasury
   stock method                                      (1,366,229)      (940,480)

Assumed conversion of debentures                      3,195,069      3,450,000

Shares used in computing diluted earnings per        ----------     ----------
   share if the result is dilutive                   15,780,482     16,948,113
                                                     ==========     ==========


          Options to purchase 416,300 shares of Common Stock at prices ranging from $11.13 to $22.00 were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share for the three months ended September 30, 1998 because the options exercise price was greater than the average market price of the common shares.

          Reduced interest expense for the debentures had a favorable impact on net income for the diluted earnings per share of $545,340 and $647,000 for the three months ended September 30, 1998 and 1997, respectively.

4.   INCOME TAXES

          The effective income tax rates for the quarters ended September 30, 1998 and 1997 were 13% and (4)%, respectively. In the quarter ended September 30, 1998 the income tax charge is net of the release of a $1.9 million state tax provision which is no longer required. The gain on sale of operations during the quarter has an associated tax charge of $7.0 million. The 1999 fiscal year effective income tax rate, based on the Company's projected mix of country profits including actual results for the three months ended September 30, 1998, but excluding the provision release and the gain on sale of non-US operations in the first quarter, is 41%.

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

6.   SALE OF OPERATIONS

          On August 5, 1998, the Company announced that it had completed the sale of all of its non-US operating assets, with the exception of its Source prescription database and PMSI targeting businesses in Belgium, to IMS Health Incorporated ("IMS Health") for consideration of 1,197,963 shares of IMS Health common stock, resulting in a profit before tax of $52.8 million reflected in the statement of operations for the quarter ended September 30, 1998. The transaction is more fully described in the Company's Form 8K filed August 18, 1998, as amended.

7.   SUBSEQUENT EVENTS

          On October 14, 1998, the Company entered into a forward sale arrangement with CIBC Oppenheimer ("CIBC") pursuant to which the Company transfers all of the IMS Health common stock received in the transaction described in Note 6, above, receives aggregate proceeds of $73.0 million and places the 1,197,963 shares of IMS Health common stock with CIBC as collateral against the Company's delivery obligation on August 12, 1999.




Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES


          The net income for the three months ended September 30, 1998 reflects the continued extensive disposal program undertaken by the Company over the past twelve months. On August 5, 1998, the Company announced that it had completed the sale of all of its non-US operating assets, with the exception of its Source prescription database and PMSI targeting businesses in Belgium, to IMS Health for consideration of 1,197,963 shares of IMS Health common stock. This disposal followed the sale of the Company's Dutch and US-based international publishing business, its interest in the Source US and OTC businesses and IMR, its French point of sale marketing business in the year to June 30, 1998.

On August 5, 1998, the Company announced that it had completed the sale of all of its non-US operating assets, with the exception of its Source prescription database and PMSI targeting businesses in Belgium, to IMS Health for consideration of 1,197,963 shares of IMS Health common stock.

          The operating results reported below include the US based Scott-Levin business, a leading provider of market research and managed care information services principally to the pharmaceutical industry in the US, the Belgium subsidiaries and the operations sold to IMS Health for the period to August 5, 1998.


          The Company has reclassified certain expenses related to the sale of the non-US businesses that has had the effect of increasing the pre-tax profit on the sale from $49.9 million (as disclosed in a press release on November 11, 1998) to $52.8 million. Net income has not been affected.

                 Three Months Ended September 30, 1998 and 1997

REVENUE

          Revenue for the Company's first quarter of fiscal 1999 decreased to $10.9 million from $20.1 million for the corresponding quarter of 1998, representing a decrease of 46%. This reduction was the result of the Company's divestiture program. Excluding the effects of businesses divested, revenue from the Company's ongoing operations increased by $1.1 million, or 15.9%. This increase in revenue relates primarily to the Scott-Levin subsidiary.

PRODUCTION COSTS

          Production costs decreased to $3.7 million (33.9% of revenue) from $10.8 million (53.9% of revenue) in the comparable quarter of fiscal 1998. This reduction was the result of the Company's divestiture program. As a result, gross margin expressed as a percentage of revenue improved to 66.1% for the three months ended September 30, 1998, compared with 46.1% in the corresponding quarter of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

          Selling, general and administrative (SG&A") costs for the first quarter of fiscal 1999 were $10.9 million, $2.6 million more than the corresponding quarter of fiscal 1998. This increase is attributable to the inclusion of non-recurring costs, amounting to $2.9 million, resulting from the sale of the non-U.S. businesses to IMS Health. These costs include closure and termination costs, including asset write-offs, relating to certain support functions no longer needed following the disposal, together with transaction bonuses. Excluding these items SG&A, as a percentage of revenue, increased to 73.3% for the first quarter of fiscal 1999. The increase was attributable to the inclusion of the SG&A costs associated with the Source Europe businesses in the first quarter of fiscal 1999. These costs were not included in the corresponding quarter of fiscal 1998 as the acquisition of Source Europe by the Company was not completed until December 1998.

NET INTEREST AND OTHER INCOME

          Net interest income and the other income for the quarter ended September 30, 1998 was $6.8 million, an increase of $7.0 million over the equivalent quarter in fiscal 1998. This increase was mainly due to the gain on sale of National Data Corporation shares of $5.9 million.

INCOME TAXES

          The Company recorded an income tax charge of $7.0 million for the three months ended September 30, 1998 on a pre-tax profit of $55.6 million, an effective rate of 12.6%. This income tax charge is net of the release of a previously established state tax provision for $1.9 million, which is no longer required. The effective rate on the gain on the disposal of businesses to IMS Health during the quarter was 13.3%. Excluding this gain, the Company's effective rate was 13.7%. In the three months ended September 30, 1997 the effective tax rate was (4)%, reflecting the tax free gain on sale of the Dutch publishing business. Excluding this gain, the Company's effective rate was 40%.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1998, the Company's cash, cash equivalents and marketable securities totalled $160.1 million, an increase of $48.2 million from the $111.9 million balance at June 30, 1998. The increase is primarily due to the sale of non-US businesses to IMS Health for common stock of IMS Health valued at $71.3 million on August 5, 1998, less partial redemption of the Company's 6-1/4% Debentures. The current ratio at September 30, 1998 increased to 6.1 from 2.4 at June 30, 1998.

          During the period between August 26 and September 21, 1998, the Company redeemed $19.7 million of the Company's 6-1/4% Debentures at an aggregate cost of $17.2 million. As a result of said redemption, the Company has $49.3 million of 6-1/4% Debentures outstanding at September 30, 1998.

          The Company anticipates that, in fiscal year 1999 and in subsequent years, its capital expenditures and working capital requirements will be funded from cash, cash equivalents and marketable securities and internally generated funds.


DIVESTITURES

          On August 5, 1998, the Company announced that it had completed the sale of all of its non-US operating assets, with the exception of its Source prescription database and PMSI targeting businesses in Belgium, to IMS Health for consideration of 1,197,963 shares of IMS Health common stock, resulting in a profit before tax of $52.8 million reflected in the statement of operations for the quarter ended September 30, 1998. The transaction is more fully described in the Company's Form 8-K filed August 18, 1998, as amended.


IMPACT OF YEAR 2000

The Year 2000 issue arises from computer processors, and software programs, failure to process data correctly because of their inability to recognize the correct year. This problem has the potential to cause systems failures or data corruption that could seriously disrupt the Company's operations both as a provider and as a recipient of data.

The Company is not dependent on large legacy systems and does not use mainframes. Many of the specially developed systems the Company uses have been developed within the past few years and will process date values appropriately.

The Company has a Year 2000 Task Force appointed to evaluate the Company's operations on an internal level as well as from the perspective of its customers and as a customer of the Company's suppliers. The on-going evaluation covers all systems that the Company feels may be significantly threatened by the Year 2000 issue including all computer systems, programs and applications. The Company expects to complete the evaluation by the end of calendar 1998 and to complete any necessary actions in 1999. While the Company currently does not believe that the costs associated with addressing Year 2000 issues will be material to the Company's financial statements, business or operations, the Company's assessment of Year 2000 issues is ongoing and there can be no assurance that Year 2000 issues or the costs of addressing them will not have a material impact on the Company's financial statements, business or operations.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

          As discussed in Note 7, the Company will utilize a forward sales arrangement with a counterparty in connection with the planned liquidation of the IMS Health shares. The forward sale was entered into to mitigate the Company's exposure to fluctuations in the share price of the IMS Health shares. This arrangement gives rise to a credit risk due to possible non-performance by the counterparty.

PART II.                       OTHER INFORMATION



Item 5.   OTHER INFORMATION

          On October 14, 1998, the Company entered into a forward sale arrangement with CIBC Oppenheimer ("CIBC") pursuant to which the Company transfers all of the IMS Health common stock received in the transaction described in Note 6 to the Financial Statements above, receives aggregate proceeds of $73.0 million and places the 1,197,963 shares of IMS Health common stock with CIBC as collateral against the Company's delivery obligation on August 12, 1999.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          27   Financial Data Schedule

          (b) REPORTS ON FORM 8-K

          On August 18, 1998, the Company filed its Form 8-K dated August 3, 1998, as amended by Form 8-K/A filed September 29, 1998 and Amendment No. 1 to Form 8-K/A filed November 13, 1998, in connection with the sale of non-US operating assets to IMS Health. The Form 8-K, as amended, included pro-forma financial information.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 16, 1998                Pharmaceutical Marketing Services Inc.



                                      By/s/       Raymund M. Davies
                                      Raymund Davies
                                      Chief Financial Officer

                                      On behalf of the registrant and as
                                      principal financial officer.