Form 10-K/A
period 1998-06-30
PHARMACEUTICAL MARKETING SERVICES INC
filed 1998-11-24
CIK 880119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 ---     (Mark one)
/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
 ---     EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1998

                                       OR

 ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
/   /    EXCHANGE ACT OF 1934
 ---
        For the transition period from              to

                         Commission file number: 01-9723

                     PHARMACEUTICAL MARKETING SERVICES INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                        51-0335521
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

45 Rockefeller Plaza, Suite 912, New York, NY                 10111
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (212) 841-0610

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered

         None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

          Set forth below is certain information with respect to each director and each other executive officer of PMSI:

          Carolyn K. Davis, 66, has served as a director of PMSI and as a member of the Organization and Compensation Committee since February 1992. She served as a member of the Audit Committee from February 1992 until January 1998. Dr. Davis has been, since 1985, a national and international healthcare consultant. From February 1981 until August 1985, Dr. Davis served as Administrator of the Health Care Financing Administration, Department of Health and Human Services, where she oversaw the Medicare and Medicaid programs. She also has served as Dean of the School of Nursing and Associate Vice President for academic affairs at the University of Michigan. In addition, she has served on the board of trustees of Johns Hopkins University. Dr. Davis serves as a director of Beckman Instruments, Merck Inc. and The Prudential Insurance Company of America. She is also a member of the National Academy of Sciences, Institute of Medicine, and a trustee of the National Museum of Health and Medicine.

          Robert J. Frattaroli, 57, has served as a director of PMSI since February 1995 and served as President from February 1995 to October 1997. He is currently a member of the Audit Committee. Mr. Frattaroli was also Chief Operating Officer of PMSI until September 1996 when he relinquished those responsibilities to concentrate on PMSI's program to divest its communications businesses. From 1993 until immediately prior to joining PMSI, Mr. Frattaroli served as Deputy Chief Executive Officer of the Reed Elsevier Medical Group, a global medical publishing and communications business. From 1988 until February 1993, he was President of Excerpta Medica Inc., the medical publishing subsidiary of the Reed Elsevier Group. Prior to joining Reed Elsevier, Mr. Frattaroli was a Vice President and General Manager of the Fine Chemicals Group of Hoffmann-LaRoche, Inc.

          Carlos A. Gonzalez, 47, has been a director of PMSI since January 1998. He has also served as a member of the Audit Committee since that time.
Mr. Gonzalez is a partner of Tanaka Capital Management with more than 20 years of investment experience with special expertise in energy, financial services and healthcare companies. Prior to joining Tanaka in 1995, he was Senior Vice President at Desai Capital. In the early 1980s, he was an investment analyst and portfolio manager at Mackay-Shields Financial Corp. and Morgan Guaranty Trust Company where his responsibilities included monitoring of the pharmaceutical industry. He has served on the boards of privately-held portfolio companies, including Walsh International Inc. ("Walsh"), Au Bon Pain and Intercontinental Television Group. Mr. Gonzalez received a B.A. from Harvard College (1972) and an M.B.A. from Harvard Business School (1976) and is a Chartered Financial Analyst.

          Frederick W. Kyle, 66, has served as a director of PMSI since November 1992. From October 1996 through September 1997, Mr. Kyle served as Vice Chairman, responsible for PMSI's worldwide commercial operations. Mr. Kyle was a member of the PMSI Organization and Compensation Committee from March 1993 until

September 1996 when he assumed operating responsibilities. He joined the Audit Committee and resumed his position on the Organization and Compensation Committee in October 1997. Prior to March 1993, Mr. Kyle was a managing director of Finisterre Capital Partners, L.P., an investment fund specializing in the pharmaceutical, medical device and diag- nostic industries. From December 1991 until December 1993, Mr. Kyle was Senior Vice President of the American Red Cross. Prior to joining the American Red Cross, Mr. Kyle was employed at SmithKline Beecham Pharmaceuticals since 1981, most recently as President of Commercial Operations, a position he held from June 1990. He also served as a director of SmithKline Beecham plc. from July 1989 to December 1991. Mr. Kyle is also a director of Virus Research Institute Inc. and Cytomed Inc. and serves as a trustee of the National Blood Foundation.

          Robert A. Schwed, 49, has been a director of the Company since January 1998. Since 1982, Mr. Schwed has been a partner in Reboul, MacMurray, Hewitt, Maynard & Kristol, a New York law firm specializing in the venture capital industry. Mr. Schwed has acted as counsel to PMSI, Walsh and Source Informatics Inc., a spin-off of Walsh ("Source"), since the inception of such companies and has represented various other healthcare and biotechnology companies, including representing several of such companies in their initial public offerings and in merger and acquisition transactions. A member of the New York State Bar, he majored in economics at Williams College and graduated magna cum laude from Harvard Law School in 1974. During the period between July 1, 1997 and October 31, 1998, Reboul, MacMurray, Hewitt, Maynard & Kristol represented PMSI in connection with various corporate and securities laws matters. During such period, PMSI paid approximately $1 million in fees to such firm.

          Dennis M.J. Turner, 56, has served as a director and as PMSI's Chief Executive Officer since its inception in July 1991 and as President of PMSI during the period from inception through December 31, 1991. Mr. Turner has served as Chairman of PMSI since August 1998. Mr. Turner also served as Chief Executive Officer and a director of Source from the spin-off of Source from Walsh until the sale of Source to National Data Corporation ("NDC") in December 1997. From late 1986 through April 1996, he was Chief Executive Officer of Walsh and its predecessor company. Until September 1986, he was Joint Managing Director of SMS International N.V., which marketed hospital computer systems. Mr. Turner is a director of International Biotechnology Trust plc.

          Of the six current members of the Board of Directors, one is an officer of PMSI who does not receive additional compensation for his Board service. The remaining directors receive an annual retainer of $10,000 and are reimbursed for their expenses; however, for the period from October 1996 through September 1997, when Mr. Kyle acted as a consultant to PMSI and provided certain management services to PMSI and received a fee of $75,000 per annum, he did not receive a retainer.

Executive Officers

          Raymund M. Davies, 59, has been Chief Financial Officer of PMSI since July 1997. Mr. Davies provides his services to PMSI pursuant to a consulting agreement. For several years prior to joining PMSI, Mr. Davies undertook various consultancy assignments. From 1987 through 1989 he served as a director of the European group of Revlon Incorporated and for approximately 18 years through 1987 Mr. Davies served as a director of a subsidiary of the Beecham Group prior to its merger with SmithKline Beckman Corporation.

          Joy Scott, 48, is an Executive Vice President of PMSI and the Chief Executive Officer of PMSI-Scott-Levin Inc., a subsidiary of PMSI. Ms. Scott was a co-founder in 1982 of Scott-Levin and has been an Executive Vice President of PMSI since November 1997. She has been instrumental in the development of the various products and services offered by Scott-Levin. Ms. Scott majored in mathematics at and graduated summa cum laude from Temple University. She was awarded a graduates fellowship in advanced mathematics at Harvard University and received her MBA from Rider University. She is a member of several business associations including the Healthcare Marketing and Communications Council, the Healthcare Businesswomen's Association, the Group Health Association of America and the Pharmaceutical Marketing Science Association.

          Warren J. Hauser, 54, has served as Vice President, General Counsel and Secretary of PMSI since its inception. He served as Vice President, General Counsel and Secretary of Walsh from April 1989 until April 1996 and served in the same capacity at Source from the spin-off of Source from Walsh until the sale of Source to NDC. Before joining Walsh, Mr. Hauser was employed for 19 years by SmithKline Beckman Corporation (now SmithKline Beecham) where, for the last nine years, he served as Vice President, Legal Affairs, for that company's international operations.

          To PMSI's knowledge, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission (the "Commission") during the 1998 fiscal year have been timely filed.

Item 11. Executive Compensation.


Summary Compensation Table

          The following table sets forth certain compensation information with respect to the Chief Executive Officer and the four highest paid executive officers of PMSI (together with the Chief Executive Officer, the "Named Executive Officers") for each of the fiscal years ended June 30, 1996, 1997 and 1998. Through December 14, 1997 Messrs. Turner and Evans served in their respective capacities pursuant to a Management and Executive Services Agreement among PMSI and Source and several of its subsidiaries, pursuant to which they provided to PMSI, as appropriate, executive management on a part-time basis. The Management and Executive Services Agreement was terminated as part of the transactions with NDC pursuant to which PMSI sold to NDC PMSI's Over-the-Counter business and its interest in a joint venture in the US with Source and received Sources' interest in a joint venture with PMSI in Europe, 1,084,950 shares of NDC and $6.5 million in cash (the "NDC Transactions"). The extent of such services has varied from time to time, but, in general, the time commitment required of Messrs. Turner and Evans through December 14, 1997 was substantial.

          Through December 14, 1997, Source paid the salaries of Messrs. Turner and Evans and PMSI paid a fee to Source for the aggregate services rendered to PMSI. The management fees were calculated in accordance with a formula set forth in the

Management and Executive Services Agreement. In addition, Source provided certain management services covering executive management, accounting, legal and other services for and on behalf of PMSI, principally in the United States, where comprehensive database contracts had been negotiated, and in the United Kingdom. Under this agreement, the services were provided for various periods ranging to the closing of the NDC Transactions.



                                                                                             Long-Term
                                                  Annual Compensation                       Compensation

                (a)                       (b)            (c)              (d)           (e)              (f)
                                                                                     Securities
                                                                                     Underlying
             Name and                                                                 Options       All Other(1) &
        Principal Position                Year          Salary          Bonus           (no.)        Compensation(2)

Dennis M.J. Turner .................      1998         390,000         228,000(3)      50,000        106,532(4)
   Chief Executive Officer .........      1997         370,500             n/a         50,000         91,600
                                          1996         352,000             n/a           --           60,301

Handel Evans(5) ....................      1998         390,000         190,500(6)      50,000         96,847(7)
    Chairman of the Board ..........      1997         370,000             n/a         50,000         87,600
                                          1996         352,000             n/a           --           76,797

Raymund M. Davies(8) ...............      1998         293,000               0              0              0
    Vice President and .............      1997             n/a             n/a            n/a            n/a
    Chief Financial Officer ........      1996             n/a             n/a            n/a            n/a

Robert J. Frattaroli(9) ............      1998         130,545         122,807           n /a        301,779(10)
    Former Chief Operating
      Officer ......................      1997         238,226          20,000            --          39,354
                                          1996         245,000          30,000         10,000         43,469

Warren J. Hauser ...................      1998         231,333         152,000(11)          0         40,633(12)
    Vice President, Secretary ......      1997         224,000            --            5,000         39,733
    and General Counsel ............      1996         214,250            n/a           3,000          5,560


(1) No pay-outs pursuant to long-term incentive plans have been made since the inception of PMSI.

(2) Amounts shown do not include options shown in column (e), which become fully vested and immediately exercisable upon a change in control. For Messrs. Turner and Evans, the amounts shown for 1996 and 1997 were paid by Source.

(3) The amount shown is the contractual contribution by PMSI towards the transaction bonus paid by Source upon completion of the NDC Transactions on December 15, 1997.

(4) Includes a $34,650 car allowance, $60,697 of contributions to the individual's pension plan, $9,685 for life insurance premiums and $1,500 for health insurance premiums.

(5)      Mr. Evans resigned as Chairman of the Board of PMSI effective August 5,
         1998.

(6) Includes (i) $105,000 annual bonus and (ii) $85,500 paid by PMSI to Source as a contractual contribution towards the transaction bonus paid by Source upon completion of the NDC Transactions on December 15, 1997.

(7) Includes a $34,650 car allowance, $60,697 of contributions to the individual's pension plan and $1,500 for health insurance premiums.

(8) Mr. Davies serves as Vice President and Chief Financial Officer of PMSI pursuant to a consultancy agreement. Salary amount shown is a consultancy fee and includes costs of employment, including benefits.

(9) As of September 30, 1996, Mr. Frattaroli relinquished his responsibilities as Chief Operating Officer but continued to act as a consultant and advisor to PMSI with respect to the sale of the Dutch and Japanese publishing businesses. For 1998, the salary amount shown is a consultancy fee and the bonus shown is a transaction bonus awarded upon the sale of the Bugamor publishing business in July 1997.

(10) Includes severance payments of $289,620, $7,994 of contributions to the individual's pension plan and $4,165 for health insurance premiums.

(11) Represents a transaction bonus paid upon the completion of the NDC Transactions on December 15, 1997.

(12) Includes $34,500 of contributions to the individual's pension plan, $605 for life insurance premiums and $5,528 for disability insurance premiums.

          In the 1998 fiscal year, the Board of Directors made the following stock option grants to the Named Executive Officers.

Options Granted in 1998 Fiscal Year



                                                                                          Potential Realizable Value at
                                                                                          Assumed Annual Rates of Stock
                                  Individual Grants                                       Price Appreciation for Option
                                                                                                       Term
        (a)                  (b)              (c)             (d)              (e)            (f)                (g)
                                           % of Total
                          Number of          Options
                          Securities       Granted to
                          Underlying        Employees       Exercise
                           Options          in Fiscal        Price       Expiration
        Name            Granted(1)(#)         Year           ($/SH)         Date              5%($)             10%($)

Dennis M.J. Turner          50,000           10.2 %          $9.00        2/03/08           $283,008           $717,184
Handel E. Evans             50,000           10.2 %          $9.00       8/5/98(2)             n/a(2)           n/a(2)
Raymund M. Davies            0                 n/a            n/a           n/a                n/a              n/a
Robert J. Frattaroli        12,000             2.5%         $11.125       10/31/07           $83,957           $212,765
Warren J. Hauser             0                 n/a            n/a           n/a                n/a              n/a



(1) Messrs. Turner and Evans' stock options were granted in fiscal 1998 pursuant to the Stock Option and Restricted Stock Purchase Plan of PMSI and its Subsidiaries at an option price equal to the fair market value of the Common Stock at the date of grant. Mr. Evans' options were cancelled on August 5, 1998. See footnote 2. 20% of Mr. Turner's 1998 options vested immediately upon grant with the remaining becoming exercisable in 25% increments after each successive anniversary of the date of grant. Mr. Frattaroli's options were granted pursuant to Non-Employee Directors' Stock Option Plan of PMSI and they vest ratably over three years from the date of grant. Options become immediately exercisable upon a change in control. A change in control is deemed to have occurred if (i) any person (other than any subsidiary of PMSI or any of their respective affiliates) acquires more than 50% of the voting power of PMSI's securities; (ii) there is a sale or disposition of all or substantially all the assets of PMSI, or (iii) PMSI is merged or consolidated with another corporation (other than or any subsidiary of PMSI or any of their respective affiliates). The option price may be paid by delivery of already owned shares, subject to certain conditions.

(2) Mr. Evans resigned his position as Chairman of the Board of PMSI effective August 5, 1998. Upon his resignation all his options to purchase PMSI Common Stock were canceled.

Aggregated Option Exercises in 1998 Fiscal Year and
Fiscal Year End Option Values

          The following table sets forth the number of options exercised and the estimated grant date present value for the Named Executive Officers during the fiscal year ended June 30, 1998:




         (a)                      (b)                     (c)                     (d)                      (e)
                                                                                                         Value of
                                                                                Number of              Unexercised
                                                                               Unexercised             In-the-Money
                                                                            Options at Fiscal       Options at Fiscal
                                                                               Year End(#)              Year End($)

                             Shares Acquired              Value               Exercisable/             Exercisable/
         Name                on Exercise(#)            Realized($)            Unexercisable           Unexercisable

Dennis M.J. Turner                  0                       0                 270,000/80,000         1,557,500/380,000
Handel E. Evans(1)                  0                       0                       n/a                   n/a
Raymund M. Davies                   0                       0                       n/a                   n/a
Robert J. Frattaroli                0                       0                  88,000/34,000           455,500/139,500
Warren J. Hauser                    0                       0                  22,700/10,800            33,025/36,100

(1) Mr. Evans resigned his position as Chairman of the Board of PMSI effective August 5, 1998. Upon his resignation all his options to purchase PMSI Common Stock were canceled.

          On August 5, 1998, PMSI entered into employment agreements with Dennis Turner, the Chairman and Chief Executive Officer of PMSI, and Joy Scott, an Executive Vice President of PMSI and the Chief Executive Officer of Scott-Levin. In addition, Warren Hauser, Vice President, Secretary and General Counsel, is a party to an employment agreement with PMSI dated July 1, 1996. These employment agreements are collectively referred to as the "Employment Agreements." Each of the Employment Agreements is for an indefinite term (subject to the termination provisions described below). Mr. Turner's agreements provide for an annual salary of $400,000 and a bonus not to exceed 75% of such salary upon achievement of performance criteria set by the Board of Directors. Ms. Scott's agreement provides for an annual salary of $265,000 and a bonus of at least 40% of such salary upon achievement of performance criteria set by the Chief Executive Officer. Mr. Hauser's agreement provides for an annual salary of $240,000 and a bonus of at least 30% of such salary upon achievement of performance criteria set by the Chief Executive Officer. The respective salaries and bonuses of these officers are reviewed and may be increased from time to time by PMSI. Each of these officers is entitled to health and life insurance and other benefits provided by PMSI to senior officers in general.

          If the executive's employment is terminated (i) by PMSI for "cause" or by the executive for other than "good reason" (each as defined in the Employment Agreements), the executive is entitled to any unpaid amounts of salary and other benefits through the termination date, or (ii) by death, the executive's beneficiaries are entitled to any unpaid amounts of salary and other benefits through the termination date plus an additional three months' salary. With respect to each of Ms. Scott and Mr. Hauser, if employment is terminated by disability, he or she is entitled to salary and bonus (at an assumed full achievement of performance targets) and other benefits for an additional six months plus the accelerated vesting of all stock options with an 18-month exercise period. With respect to Mr. Turner, if his employment is terminated by disability, he is entitled to salary and bonus (at an assumed full achievement of performance targets) and other benefits for an additional 12 months plus the accelerated vesting of all stock options with an 24-month exercise period. In addition, in the event of termination due to disability, PMSI is obligated to arrange for the continuation of payment to Mr. Turner after the 12-month period of disability benefits of 60% of his then applicable base salary and to continue pension plan contributions.

          If the executive's employment is terminated (i) by PMSI other than for cause or (ii) by the executive for good reason (including as a result of a change of control, as defined in the Employment Agreements), (i) in the case of Mr. Turner and Ms. Scott, he or she, as the case may be, is entitled to three times his or her base salary and bonus; and (ii) in the case of Mr. Hauser, he is entitled to twice his base salary and bonus. In all cases full performance targets are assumed to have been achieved and the bonus deemed to be at the percentage specified above. In addition, the executives are entitled to payments in respect of unused vacation time and the cash value of other benefits to the extent not continued for a period of three (or in the case of Mr. Hauser, two) years following termination.

          Each of these executives is prohibited from disclosing confidential information and is subject to non-competition covenants under specified conditions and for specified periods.

          In addition to the terms described above, each of Messrs. Turner and Hauser's Employment Agreements provide for an annual contribution by PMSI to Messrs. Turner's and Hauser's pension plans of not less than 15% of his respective aggregate cash compensation. PMSI is required to maintain life insurance on Mr. Turner in the amount of $1 million. Mr. Turner and Ms. Scott are entitled to company cars.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          Set forth below is certain information with respect to the beneficial ownership of PMSI Common Stock as of September 30, 1998 by (i) each executive officer of PMSI, (ii) each director of PMSI, (iii) each beneficial owner of more than 5% of PMSI Common Stock and (iv) all executive officers and directors as a group. Unless otherwise noted, each of the stockholders named below has sole voting and investment power with respect to the shares shown as being owned beneficially by him or her.

                                                           Percentage of
Name                                 Shares Owned          Outstanding

Carolyne K. Davis                        24,000(1)              *
Robert J. Frattaroli                     90,000(1)              *
Carlos A. Gonzalez                          0                   0
Frederick W. Kyle                        57,334(1)              *
Robert A. Schwed                            0                   0
Dennis M.J. Turner                      414,902(2)             3.0
Raymund M. Davies                        16,900                 *
Joy Scott                                55,200(3)              *
Warren J. Hauser                         30,800(4)              *
Welsh, Carson, Anderson &
  Stowe V, L.P.(5)                      746,215                5.6
All executive officers and
 directors as a group (9 persons)       689,136(6)              5



* Less than 1%.

--------
         (1) Represents shares issuable upon the exercise of currently vested stock options and options that will vest within the next 60 days.

         (2) Includes (i) 280,000 shares issuable upon the exercise of currently vested stock options and options that will vest within the next 60 days, (ii) 55,952 shares owned by Mr. Turner and (iii) 78,950 shares owned by a trust administered for the benefit of Mr. Turner's family over which the trustee has voting power.

         (3) Includes 54,700 shares issuable upon the exercise of currently vested stock option and options that will vest within the next 60 days.

         (4) Includes 27,800 shares issuable upon the exercise of currently vested stock options and options that will vest within the next 60 days.

         (5)  Address: 320 Park Avenue, New York, New York 10022.

         (6) Includes the shares set forth as being issuable upon the exercise of currently vested stock options and options that will vest within the next 60 days.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         Exhibits

         Exhibit
         Number                     Description

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

          10.1(c) Physician Database License Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(c) to the Registrant's Registration Statement No. 33-43226)

          10.1(d) Management and Executive Services Agreement, dated as of December 2, 1991, by and between Walsh International Inc., Pharminfo Advisors Limited and Informed Management Limited, on the one hand, and Pharmaceutical Marketing Services Inc., on the other (incorporated by reference to Exhibit 10.1(d) to the Registrant's Registration Statement No. 33-43226)

          10.1(e) Data Processing Agreement, dated as of December 2,1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(e) to the Registrant's Registration Statement No. 33-43226)

          10.1(f) Facilities Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(f) to the Registrant's Registration Statement No. 33-43226)

          10.1(g) Collaborative Marketing Agreement, dated as of December 2, 1991, by and between Walsh America Limited and Pharmaceutical Data Services, Inc., on the one hand, and Pharmaceutical Marketing Services Inc. and American Medical Census Corp., on the other (incorporated by reference to Exhibit 10.1(g) to the Registrant's Registration Statement No. 33-43226)

          10.1(h) Health and Benefits Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(h) to the Registrant's Registration Statement No. 33-43226)

          *10.1(i) Mailing Services Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(i) to the Registrant's Registration Statement No. 33-43226)

          10.1(j) English translation of Warranty Agreement (translation for information purposes only) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(k) Contrat de Garantie (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(l) English translation of Agreement for the Supply of Services (translation for information purposes only) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 13,1993)

          10.1(m) Contrat de Prestations de Services (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(n) English translation of Put Option (translation for information purposes only) (incorporated by reference to Exhibit 5.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(o) Promesse Unilaterale de Vente d'Actions (incorporated by reference to Exhibit 5.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(p) English translation of Call Option (translation for information purposes only) (incorporated by reference to Exhibit 6.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(q) Purchase Agreement, dated as of August 3, 1998, among IMS Health Incorporated, Pharmaceutical Marketing Services Inc., PMSI

          Holdings Limited and Source Informatics European Holdings LLC (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed August 18, 1998)

          10.2(a) Pharmaceutical Marketing Services Inc. and its Subsidiaries Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No.33-43226)

          10.2(b) Pharmaceutical Marketing Services Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 33-66306)

          10.2(c) Pharmaceutical Marketing Services Inc. 1998 Employee Stock
          Plan

          10.3(a) Employment Agreement, dated as of August 5, 1998, between Pharmaceutical Marketing Services Inc. and Dennis M.J. Turner

          10.3(b) Executive Services Agreement, dated as of August 5, 1998, between PMSI Limited and Dennis M.J. Turner

          10.4 Employment Agreement, dated as of August 5, 1998, between Pharmaceutical Marketing Services Inc. and Joy Scott

          10.5 Employment Agreement, dated as of July 1, 1996, between Pharmaceutical Marketing Services Inc. and Warren Hauser

          21   List of subsidiaries of Pharmaceutical Marketing Services Inc.

          23   Consent of PricewaterhouseCoopers LLP

* Certain portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

                                    SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pharmaceutical Marketing Services Inc.
                                                   (Registrant)

                                          By: /s/ Raymund M. Davies
                                          Name:   Raymund M. Davies
                                          Title:  Chief Financial Officer

                                             November 24, 1998
                                                   (Date)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date

/s/ Dennis M.J. Turner     Director, Chairman and Chief
-------------------------    Executive Officer                November 24, 1998
    Dennis M.J. Turner

/s/ Frederick W. Kyle      Director                           November 24, 1998
-------------------------
         *
/s/ Robert J. Frattaroli   Director                           November 24, 1998
-------------------------
         *
/s/ Raymund M. Davies      Vice President, Chief Financial    November 24, 1998
-------------------------    Officer and Treasurer
    Raymund M. Davies

/s/  Carolyne K. Davis     Director                           November 24, 1998
-------------------------
         *
/s/ Robert A. Schwed       Director                           November 24, 1998
-------------------------
         *
/s/ Carlos Gonzales        Director                           November 24, 1998
-------------------------
         *

         * By Raymund M. Davies, attorney-in-fact

                                INDEX TO EXHIBITS

          Exhibit
          Number                   Description

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

          10.1(c) Physician Database License Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(c) to the Registrant's Registration Statement No. 33-43226)

          10.1(d) Management and Executive Services Agreement, dated as of December 2, 1991, by and between Walsh International Inc., Pharminfo Advisors Limited and Informed Management Limited, on the one hand, and Pharmaceutical Marketing Services Inc., on the other (incorporated by reference to Exhibit 10.1(d) to the Registrant's Registration Statement No. 33-43226)

          10.1(e) Data Processing Agreement, dated as of December 2,1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(e) to the Registrant's Registration Statement No. 33-43226)

          10.1(f) Facilities Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(f) to the Registrant's Registration Statement No. 33-43226)

          10.1(g) Collaborative Marketing Agreement, dated as of December 2, 1991, by and between Walsh America Limited and Pharmaceutical Data Services, Inc., on the one hand, and Pharmaceutical Marketing Services Inc. and American Medical Census Corp., on the other (incorporated by reference to Exhibit 10.1(g) to the Registrant's Registration Statement No. 33-43226)

          10.1(h) Health and Benefits Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(h) to the Registrant's Registration Statement No. 33-43226)

          *10.1(i) Mailing Services Agreement, dated as of December 2, 1991, by and between Walsh International Inc. and Pharmaceutical Marketing Services Inc. (incorporated by reference to Exhibit 10.1(i) to the Registrant's Registration Statement No. 33-43226)

          10.1(j) English translation of Warranty Agreement (translation for information purposes only) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(k) Contrat de Garantie (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(l) English translation of Agreement for the Supply of Services (translation for information purposes only) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 13,1993)

          10.1(m) Contrat de Prestations de Services (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(n) English translation of Put Option (translation for information purposes only) (incorporated by reference to Exhibit 5.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(o) Promesse Unilaterale de Vente d'Actions (incorporated by reference to Exhibit 5.2 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(p) English translation of Call Option (translation for information purposes only) (incorporated by reference to Exhibit 6.1 to the Registrant's Current Report on Form 8-K filed May 13, 1993)

          10.1(q) Purchase Agreement, dated as of August 3, 1998, among IMS Health Incorporated, Pharmaceutical Marketing Services Inc., PMSI Holdings Limited and Source Informatics European Holdings LLC (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed August 18, 1998)

          10.2(a) Pharmaceutical Marketing Services Inc. and its Subsidiaries Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No.33-43226)

          10.2(b) Pharmaceutical Marketing Services Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 33-66306)

          10.2(c) Pharmaceutical Marketing Services Inc. 1998 Employee Stock
          Plan

          10.3(a) Employment Agreement, dated as of August 5, 1998, between Pharmaceutical Marketing Services Inc. and Dennis M.J. Turner

          10.3(b) Executive Services Agreement, dated as of August 5, 1998, between PMSI Limited and Dennis M.J. Turner

          10.4 Employment Agreement, dated as of August 5, 1998, between Pharmaceutical Marketing Services Inc. and Joy Scott

          10.5 Employment Agreement, dated as of July 1, 1996, between Pharmaceutical Marketing Services Inc. and Warren Hauser

          21   List of subsidiaries of Pharmaceutical Marketing Services Inc.

          23   Consent of PricewaterhouseCoopers LLP


* Certain portions of this Exhibit have been omitted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.