Form 10-Q
period 1998-12-31
PHARMACEUTICAL MARKETING SERVICES INC
filed 1999-02-16
CIK 880119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998


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

                  ---------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

       As of January 31, 1999, there were outstanding 12,422,321 shares of Common Stock of Pharmaceutical Marketing Services Inc.

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  (unaudited) for the Three and Six Months
                  Ended December 31, 1998 and 1997............................ 3

                  Consolidated Statements of Comprehensive Income
                  (unaudited) for the Three and Six Months
                  Ended December 31, 1998 and 1997............................ 4

                  Consolidated Balance Sheets (unaudited) as
                  of December 31, 1998 and
                  June 30, 1998 .............................................. 5

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Six Months Ended
                  December 31, 1998 and 1997.................................6/7

                  Notes to Consolidated Financial Statements.................. 8


Item 2.  Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition........................................ 11

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.......................................... 15


PART II. OTHER INFORMATION


Item 5.  Other Information................................................... 16


Item 6.  Exhibits and Reports on Form 8-K.................................... 16


         Signatures.......................................................... 17

         Exhibit Index....................................................... 18






PART I.                        FINANCIAL INFORMATION

Item 1.                        FINANCIAL STATEMENTS

                                    PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (in thousands, except per share data)
                                                          (unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                              ----------------------------     --------------------------
                                                                       December 31                     December 31
                                                                   1998           1997             1998           1997
                                                                   ----           ----             ----           ----

Revenue                                                          $ 7,516       $ 21,573         $ 18,386       $41,666
Production costs                                                  (3,422)       (11,141)          (7,112)      (21,980)
Selling, general and administrative expenses                      (3,227)        (7,809)         (14,140)      (16,091)
In-process research and development write off                          -        (12,046)               -       (12,046)
Amortization of intangible assets                                   (201)          (342)            (471)         (684)
Impairment of assets held for sale                                     -        (14,735)               -       (14,735)
Income (loss) from assets held for sale                                -            410                -          (188)
Transaction costs                                                   (800)             -             (800)            -
                                                            -------------   ------------     ------------   -----------
Operating loss                                                      (134)       (24,090)          (4,137)      (24,058)
Gain on sale of operations                                             -         33,608           52,844        36,239
Interest and other income                                          1,967          1,091            9,671         1,962
Interest expense                                                    (916)        (1,164)          (1,868)       (2,330)
                                                            -------------   ------------     ------------   -----------
Income before income taxes and extraordinary item                    917          9,445           56,510        11,813
Income tax provision                                                (574)        (9,254)          (7,591)       (9,149)
                                                            -------------   ------------     ------------   -----------
Income before extraordinary item                                     343            191           48,919         2,664
Extraordinary gain on redemption of debt,
     net of tax of $1,009                                              -              -            1,154             -
                                                            -------------   ------------     ------------   -----------
Net income                                                         $ 343          $ 191         $ 50,073       $ 2,664
                                                            =============   ============     ============   ===========


Earnings per share:
   Basic -
      Income before extraordinary item                            $ 0.03         $.0.01           $ 3.94        $ 0.20
      Extraordinary item                                               -              -             0.09             -
                                                            -------------   ------------     ------------   -----------
      Net income                                                  $ 0.03         $ 0.01           $ 4.03        $ 0.20
                                                            =============   ============     ============   ===========

   Diluted -
      Income before extraordinary item                            $ 0.03         $ 0.01           $ 3.16        $ 0.20
      Extraordinary item                                               -              -             0.09             -
                                                            -------------   ------------     ------------   -----------
      Net income                                                  $ 0.03         $ 0.01           $ 3.25        $ 0.20
                                                            =============   ============     ============   ===========



   The accompanying notes are an integral part of these financial statements


                                           PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (in thousands, except for share data)
                                                                 (unaudited)



                                                           Three Months Ended           Six Months Ended
                                                        -------------------------   -------------------------
                                                               December 31                 December 31
                                                          1998           1997         1998           1997

Net income                                               $ 343          $ 191     $ 50,073        $ 2,664
                                                     ----------     ----------   ----------     ----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment, net of
    tax of $20, $353, $20 and $960, respectively            29           (509)          29         (1,381)
  Unrealized gains on investments:
    Unrealized holding (losses) gains arising
      during period net of tax of $27, $1,508,
      $3,294 and $1,458, respectively                      (38)         2,171       (4,739)         2,171
    Less: reclassification adjustment for gains
          included in net income, net of tax of
          $28, $0, $2,467 and $0, respectively              41              -        3,550              -

                                                     ----------     ----------   ----------     ----------
Other comprehensive income (loss)                           32          1,662       (1,160)           790
                                                     ----------     ----------   ----------     ----------


Comprehensive income                                     $ 375        $ 1,853     $ 48,913        $ 3,454
                                                     ==========     ==========   ==========     ==========



    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share numbers)
                                   (unaudited)


                                                December 31, 1998 June 30, 1998

                            Assets
Current assets
  Cash and cash equivalents .........................$  77,562    $  42,315
  Marketable securities .............................  115,073       50,097
  Accounts receivable, principally trade ............    7,272       21,332
  Work in process ...................................      740        1,489
  Prepaid expenses and other current assets .........      265        9,866
                                                     ---------    ---------
    Total current assets ............................  200,912      125,099

Marketable securities ...............................   35,630       19,444
Property and equipment, net .........................    1,350        9,548
Goodwill, net .......................................    9,013       22,063
Other assets, net ...................................    6,803       10,204
                                                      --------    ---------
    Total assets ....................................$ 253,708    $ 186,358
                                                      ========    =========

          Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt ..............$  49,355    $      61
  Note payable ......................................   73,026           --
  Accounts payable ..................................      389        5,730
  Accrued liabilities ...............................   10,397       23,499
  Unearned income ...................................    9,632       22,087
                                                     ---------    ---------
    Total current liabilities .......................  142,799       51,377

Long-term debt ......................................       --       69,114
Other liabilities ...................................       --        7,761
                                                     ---------    ---------
    Total liabilities ............................     142,799      128,252
                                                     ---------    ---------

Commitments and contingencies
Stockholders' equity
  Common stock, $0.01 par value, 25,000,000
    shares authorized, and 13,337,175 and
    13,314,975 shares issued respectively .........         133          133
  Paid-in capital .................................      88,452       88,199
  Treasury stock at cost -  918,254 shares ........      (8,494)      (8,494)
  Retained earnings (accumulated deficit) .........      29,741      (20,332)
  Cumulative translation adjustment ...............          49       (7,170)
  Unrealized gain on investments, net of
    income tax charge of $716 and $4,010,
    respectively ..................................       1,028        5,770
                                                      ---------    ---------
    Total stockholders' equity ....................     110,909       58,106
                                                      ---------    ---------
    Total liabilities and stockholders' equity ....   $ 253,708    $ 186,358
                                                      =========    =========







    The accompanying notes are an integral part of these financial statements

             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                        Six Months Ended
                                                                                          December 31
                                                                                         1998              1997
                                                                                 -------------     -------------
Cash flows provided by (used in) operating activities:
      Net income                                                                     $ 50,073           $ 2,664
                                                                                 -------------     -------------

Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                    923             1,710
         Profit on disposal of database and US businesses, net                              -           (36,239)
         Profit on disposal of non-US businesses, net                                 (52,844)                -
         Gain on redemption of debentures                                              (2,163)                -
         Profit on sale of marketable securities                                       (6,017)                -
         In-process research and development write off                                      -            12,046
         Impairment of assets held for sale                                                 -            14,735
Change in operating assets and liabilities, net of effect of acquisitions and disposals:
         Accounts receivable                                                            1,338            (2,484)
         Work-in-process                                                                   37             1,028
         Prepaid expenses and other assets                                                519               904
         Accounts payable and accrued liabilities                                      (1,901)           10,942
         Unearned income                                                                  221               466
         Other liabilities                                                                (40)              (19)
                                                                                 -------------     -------------
         Total adjustments                                                            (59,927)            3,089
                                                                                 -------------     -------------

Net cash provided by (used in) operating activities                                  $ (9,854)          $ 5,753
                                                                                 -------------     -------------

Cash flows provided by (used in) investing activities:
         Capital expenditures                                                            (116)           (1,031)
         Proceeds from businesses disposed, net of associated
         selling expenses                                                              (1,831)           12,546
         Cash consideration advanced to Source Europe under a line of credit                -            (6,433)
         Sale (purchase) of marketable securities, net                                 (8,609)           (1,075)
         Acquisition and contingent purchase price payments                                 -            (2,159)
         Cash received on acquisition of Source Europe                                      -             9,942
                                                                                 -------------     -------------
Net cash provided by (used in) investing activities                                   (10,556)           11,790
                                                                                 -------------     -------------

Cash flows provided by (used in) financing activities:
         Net proceeds from options exercised                                              253               515
         Repayments of long-term debt and capital lease obligations                   (17,226)             (210)
         Note payable                                                                  73,026                 -
                                                                                 -------------     -------------
Net cash provided by financing activities                                              56,053               305
                                                                                 -------------     -------------

Effect of assets held for sale                                                              -             3,385
Effect of exchange rate movements                                                        (396)             (869)
                                                                                 -------------     -------------

Net increase in cash and cash equivalents                                              35,247            20,364
Cash and cash equivalents at beginning of period                                       42,315            32,414
                                                                                 -------------     -------------
Cash and cash equivalents at end of period                                           $ 77,562          $ 52,778
                                                                                 =============     =============



                                                                                        Six Months Ended
                                                                                          December 31
                                                                                         1998              1997
                                                                                 -------------     -------------

Supplemental disclosure of non-cash investing and financing activities:
      IMS Health Incorporated shares received                                        $ 71,279          $      -
      Cost of assets sold or disposed for consideration other than cash                13,806                 -
      Fair value of assets acquired                                                         -            19,104
      PMSI shares received                                                                  -             8,494
      In-process research and development                                                   -            12,046
      Completed technology acquired                                                         -             1,363
      Cancellation of amounts due from Source Europe under a line of credit                 -            (6,433)
      National Data Corporation shares received                                             -            35,328


    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   INTERIM UNAUDITED FINANCIAL INFORMATION

          The accompanying statements of operations for the three and six months ended December 31, 1998 and 1997, the statements of cash flows for the six months ended December 31, 1998 and 1997, the balance sheet as of December 31, 1998 and the related information of Pharmaceutical Marketing Services Inc. ("PMSI") included in these notes to the financial statements are unaudited. In the opinion of management, the interim financial information reflects all adjustments (consisting only of items of a normal recurring nature, except for items related to the proposed merger, the sale of the non-US businesses and the extraordinary item associated with the early redemption of PMSI's 6-1/4% Convertible Subordinated Debentures ("6-1/4% Debentures")) necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of continuing operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The June 30, 1998 balance sheet was derived from PMSI's June 30, 1998 audited consolidated balance sheet, but does not include all disclosures required by generally accepted accounting principles.

          These interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in PMSI's Annual Report on Form 10-K for the year ended June 30, 1998.


2.   COMPREHENSIVE INCOME

          Effective July 1, 1998, PMSI adopted the provisions of Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in net assets of a company as a result of non-owner transactions. Comprehensive income for the three months ended September 30, 1998 (which is not included herein) has been adjusted by $7.1 million to reflect realized gains included in net income.


3.   INCOME PER SHARE

          PMSI has adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). In accordance with SFAS 128, basic per share amounts are computed using the weighted average number of shares of Common Stock outstanding. Diluted per share amounts include common equivalent shares, where dilutive (using the treasury stock method), from stock options and convertible debt. The prior periods presented have been restated applying SFAS 128.

          For all periods presented amounts used in both basic earnings per share and diluted earnings per share are the amounts as calculated below:

                                                             Three Months Ended                    Six Months Ended
                                                             ------------------                    ----------------
                                                                December 31                          December 31
                                                                -----------                          -----------
                                                           1998              1997               1998              1997
                                                           ----              ----               ----              ----


Weighted average common shares outstanding
Shares used in computing basic earnings per share          12,409,653        13,106,463        12,408,040        13,163,206

Assumed exercise of in the money
    stock options                                           1,472,900         1,196,900         1,472,900         1,196,900

Less assumed buy-back under the treasury
    stock method                                           (1,204,920)       (1,010,169)         (975,847)         (965,075)

Assumed conversion of debentures                            2,466,250         3,450,000         2,828,668         3,450,000

Shares used in computing diluted earnings per
                                                      ----------------  ----------------   ---------------   ---------------
    share if the result is dilutive                        15,143,883        16,743,194        15,733,761        16,845,031
                                                      ----------------  ----------------   ---------------   ---------------

          Options to purchase 323,100 shares of Common Stock at prices ranging from $11.13 to $22.00 were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share for the three and six months ended December 31, 1998 because the options exercise price was greater than the average market price of the common shares.

          Reduced interest expense for the assumed conversion of 6-1/4% Debentures would have had a favorable impact on net income of $470,129 and $1,015,469 for the three months and six months ended December 31, 1998, respectively. Such amounts for the three and six months ended December 31, 1997 would have been $647,000 and $1,294,000, respectively. In computing diluted per share amounts for the three months ended December 31, 1998 and 1997, and the six months ended December 31, 1997, the assumed conversion of the 6-1/4% Debentures was excluded because the effect was anti-dilutive.


4.   INCOME TAXES

          The effective income tax rates for the quarters ended December 31, 1998 and 1997 were 63% and 98%, respectively. The 1998 rate was negatively impacted by non-deductible operating losses incurred in countries where a benefit could not be taken. The 1997 effective tax rate was negatively impacted by the non-deductible write off of in-process research and development costs.

          The effective income tax rates for the six months ended December 31, 1998 and 1997 were 13% and 77%, respectively. The effective income tax rates for the six months ended December 31, 1998 and 1997 were also affected by the items noted above plus the release in 1998 of a $1.9 million state tax provision, which is no longer required, and the gain on the sale of operations of $52.8 million which had an associated tax charge of $7.0 million.



5.   EXTRAORDINARY ITEM

          During the period ended September 30, 1998, PMSI redeemed $19.7 million of the 6-1/4% Debentures at an aggregate cost of $17.2 million. As a result of the early redemption, PMSI recognized an after-tax extraordinary gain of $1.2 million.


6.   GOODWILL

          PMSI assesses the recovery of its goodwill by determining whether amortization of goodwill can be recovered through expected net future cash flows (undiscounted and without interest charges). Impairment is measured based on the present value of estimated expected future net cash flows using a discount rate reflecting PMSI's cost of funds.


7.   SALE OF OPERATIONS

          On August 5, 1998, PMSI announced that it had completed the sale of all of its non-US operating assets, with the exception of its Source prescription database and PMSI targeting businesses in Belgium, to IMS Health Incorporated ("IMS Health") for consideration of 1,197,963 shares of IMS Health common stock. The resulting pre-tax profit from this transaction totaled $52.8 million which is included in the statement of operations for the quarter ended September 30, 1998. The transaction is more fully described in PMSI's Form 8-K filed August 18, 1998, as amended. IMS Health exercised its option to acquire the PMSI Belgian subsidiary and the Source Belgian subsidiary was disposed of during the period ended December 31, 1998.


8.   OTHER EVENTS DURING THE QUARTER

          On October 14, 1998, PMSI entered into a forward sale arrangement with CIBC Oppenheimer ("CIBC") pursuant to which PMSI transferred all of the IMS Health common stock received in the transaction in exchange for a note payable of $73.0 million. The 1,197,963 shares of IMS Health common stock are being held by CIBC as collateral against PMSI's delivery obligation on August 12, 1999.

          On December 14, 1998, PMSI and Quintiles Transnational Corp. ("Quintiles") (NASDAQ:QTRN) announced jointly that they had signed a definitive merger agreement whereby PMSI would be merged into Quintiles and stockholders of PMSI would receive shares of Quintiles common stock, $0.01 par value, in exchange for their shares of common stock, $0.01 par value, of PMSI valued at $15.40 per share. The transaction has been approved by PMSI's board of directors and remains subject to approval by PMSI's stockholders and clearance by the SEC of PMSI's Proxy Statement.

          The 6-1/4% Debentures were redeemed for face value on February 1, 1999.

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION
             PHARMACEUTICAL MARKETING SERVICES INC. AND SUBSIDIARIES


                  Three Months Ended December 31, 1998 and 1997

     REVENUE

          Revenue for PMSI's second quarter of fiscal 1999 was $7.5 million, compared to $21.6 million for the corresponding quarter of 1998, representing a reduction of 65%. This reduction was the result of PMSI's extensive divestiture program during 1997 and 1998.


     PRODUCTION COSTS

          Production costs decreased to $3.4 million (46% of revenue) from $11.1 million (52% of revenue) in the comparable quarter of fiscal 1998. This reduction was the result of PMSI's extensive divestiture program.


     SELLING, GENERAL AND ADMINISTRATIVE COSTS

          Selling, general and administrative costs for the second quarter of fiscal 1999 were $3.2 million (43% of revenue), compared with $7.8 million (36% of revenue) for the same quarter in fiscal 1998. This reduction was the result of PMSI's extensive divestiture program.


     IN-PROCESS RESEARCH AND DEVELOPMENT WRITE OFF

          The acquisition of Source Europe during the quarter ended December 31, 1997 resulted in a one-time charge of $12.0 million for the write off of in-process research and development (IPR&D).

          The acquired IPR&D related to Source Europe's development projects, in five countries, to create complex software-based projection methodologies for prescription data. Each projection methodology had been customized to adapt to each country's unique characteristics regarding data collection, manipulation, validation, zone definition, prescription mix, pharmacy volume weights and dynamic rounding. The five countries were Germany, United Kingdom, Italy, Belgium and France.


     IMPAIRMENT OF ASSETS HELD FOR SALE

          An impairment charge of $14.7 million was made in the second quarter of fiscal 1998 in respect of IMR, PMSI's French point of sale business. During the third quarter of fiscal 1998 this business was divested.

     TRANSACTION COSTS

          Transaction costs of $0.8 million, relating to the proposed sale of PMSI to Quintiles, have been incurred. These costs relate to fees paid to PMSI's investment bankers and legal advisors.


     NET INTEREST AND OTHER INCOME

          Interest income and other income for the quarter ended December 31, 1998 was $2.0 million, an increase of $0.9 million over the equivalent quarter in fiscal 1998. This increase resulted from increased cash available for investment as PMSI invested funds received from the sale of divested operations. Interest expense for the quarter ended December 31, 1998 was $0.9 million, a decrease of $0.2 million over the equivalent quarter in fiscal 1998. This decrease was the result of the partial redemption of long-term debt in the quarter ended September 30, 1998.


     INCOME TAXES

          The effective income tax rates for the quarters ended December 31, 1998 and 1997 were 63% and 98%, respectively. The 1998 rate was negatively impacted by non-deductible operating losses incurred in countries where a benefit could not be taken. The 1997 effective tax rate was negatively impacted by the non-deductible write off of in-process research and development costs.

                   Six Months Ended December 31, 1998 and 1997


     REVENUE

          Revenue for the first half of fiscal 1999 was $18.4 million, compared to $41.7 million for the corresponding period of 1998, a decrease of 56%. This reduction was the result of PMSI's extensive divestiture program during 1997 and 1998.


     PRODUCTION COSTS

          Production costs decreased to $7.1 million (39% of revenue) from $22.0 million (52% of revenue) for the comparable six months of fiscal 1998. This reduction was the result of PMSI's extensive divestiture program.


     SELLING, GENERAL AND ADMINISTRATIVE COSTS

          Selling, general and administrative costs decreased to $14.1 million (77% of revenue) from $16.1 million (39% of revenue) for the comparable six months of fiscal 1998. The six months to December 31, 1998 costs include $2.9 million of non-recurring costs relating to the sale of the non-US businesses to IMS Health. These costs included closure and termination costs, asset write-offs relating to certain support functions no longer needed following the disposal, together with transaction bonuses.


     IN-PROCESS RESEARCH AND DEVELOPMENT WRITE OFF

          The acquisition of Source Europe during the quarter ended December 31, 1997 resulted in a one-time charge of $12.0 million for the write off of in-process research and development (IPR&D).

          The acquired IPR&D related to Source Europe's development projects, in five countries, to create complex software-based projection methodologies for prescription data. Each projection methodology had been customized to adapt to each country's unique characteristics regarding data collection, manipulation, validation, zone definition, prescription mix, pharmacy volume weights and dynamic rounding. The five countries were Germany, United Kingdom, Italy, Belgium and France.


     IMPAIRMENT OF ASSETS HELD FOR SALE

          An impairment charge of $14.7 million was made in the second quarter of fiscal 1998 in respect of IMR, PMSI's French point of sale business. During the third quarter of fiscal 1998 this business was divested.


     TRANSACTION COSTS

          Transaction costs of $0.8 million relating to the proposed sale of PMSI to Quintiles have been incurred. These costs relate to fees paid to PMSI's investment bankers and legal advisors.


     NET INTEREST AND OTHER INCOME

          Interest income and the other income for the first half of fiscal 1999 was $9.7 million, an increase of $7.7 million compared with the equivalent period in fiscal 1998. This increase was mainly due to the gain of $6.0 million on the sale of marketable securities. Interest expense for the first half of fiscal 1999 was $1.9 million, a decrease of $0.4 million compared with the equivalent period in fiscal 1998. This decrease was the result of the partial redemption of long-term debt in the quarter ended September 30, 1998.


     INCOME TAXES

          The effective income tax rates for the six months ended December 31, 1998 and 1997 were 13% and 77%, respectively. The 1998 rate was negatively impacted by non-deductible operating losses incurred in countries where a benefit could not be taken and by the favorable impact of the release of a $1.9 million state tax provision, which is no longer required, and the gain on sale of operations of $52.8 million which had an associated tax charge of $7.0 million. The 1997 effective tax rate was negatively impacted by the non-deductible write off of in-process research and development costs.


     EXTRAORDINARY ITEM

          During the period ended September 30, 1998, PMSI redeemed $19.7 million of the 6-1/4% Debentures at an aggregate cost of $17.2 million. As a result of the early redemption, PMSI recognized an after-tax extraordinary gain of $1.2 million.

     LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, PMSI's cash, cash equivalents and marketable securities totalled $228.3 million, an increase of $116.4 million from the $111.9 million balance at June 30, 1998. The increase is primarily due to the sale of non-US businesses to IMS Health for common stock of IMS Health valued at $71.3 million on August 5, 1998 and the $73.0 million of cash received from the forward sale arrangement discussed below, less partial redemption of PMSI's 6-1/4% Debentures.

          On October 14, 1998, PMSI entered into a forward sale arrangement with CIBC Oppenheimer ("CIBC") pursuant to which PMSI transferred all of the IMS Health common stock received in the transaction, in exchange for a note payable of $73.0 million. The 1,197,963 shares of IMS Health common stock are being held by CIBC as collateral against PMSI's delivery obligation on August 12, 1999. The IMS Health shares are included in marketable securities and have been valued at $73.0 million. The current liabilities include $73.0 million representing the note payable.


          During the period between August 26 and September 21, 1998, PMSI redeemed $19.7 million of PMSI's 6-1/4% Debentures at an aggregate cost of $17.2 million. As a result of said redemption, PMSI had $49.3 million of 6-1/4% Debentures outstanding at December 31, 1998. The outstanding balance of 6-1/4% Debentures was redeemed on February 1, 1999.

          PMSI anticipates that, in fiscal year 1999 and in subsequent years, its capital expenditures and working capital requirements will be funded from, cash, cash equivalents and marketable securities and internally generated funds.


     ACQUISITIONS AND DIVESTITURES

          On August 5, 1998, PMSI announced that it had completed the sale of all of its non-US operating assets, with the exception of its Source prescription database and PMSI targeting businesses in Belgium, to IMS Health for consideration of 1,197,963 shares of IMS Health common stock, resulting in a profit before tax of $52.8 million reflected in the statement of operations for the quarter ended September 30, 1998. The transaction is more fully described in PMSI's Form 8-K filed August 18, 1998, as amended.

          IMS Health exercised its option to acquire the PMSI Belgian subsidiary and the Source Belgian subsidiary was disposed of during the second quarter.

     IMPACT OF YEAR 2000

          The Year 2000 issue arises from computer processors and software programs' failure to process data correctly because of their inability to recognize the correct year. This problem has the potential to cause systems failures or data corruption that could seriously disrupt PMSI's operations both as a provider and as a recipient of data.

          PMSI is not dependent on large legacy systems and does not use mainframes. Many of the specially developed systems PMSI uses have been developed within the past few years and will process date values appropriately.

          PMSI has a Year 2000 Task Force appointed to evaluate PMSI's operations on an internal level as well as from the perspective of its customers and as a customer of PMSI's suppliers. The on-going evaluation covers all systems that PMSI believes may be significantly threatened by the Year 2000 issue including all computer systems, programs and applications. PMSI expects to complete any necessary actions in 1999. While PMSI currently does not believe that the costs associated with addressing Year 2000 issues will be material to PMSI's financial statements, business or operations, PMSI's assessment of Year 2000 issues is ongoing and there can be no assurance that Year 2000 issues or the costs of addressing them will not have a material impact on PMSI's financial statements, business or operations.


     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As discussed in Note 7 to the financial statements, PMSI entered into a forward sale arrangement with CIBC in connection with the planned liquidation of the IMS Health shares. The forward sale was entered into to mitigate PMSI's exposure to fluctuations in the share price of the IMS Health shares. This arrangement gives rise to a credit risk due to possible non-performance by the counterparty.

      PART II.
                                    OTHER INFORMATION



Item 5.  OTHER INFORMATION

         None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 `       (a)  EXHIBITS

              27    Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

          i) On November 13, 1998, PMSI filed its Form 8-K/A to amend its Report on Form 8-K, dated August 3, 1998, as amended (the "IMS Transaction 8-K"). This Form 8-K/A amended certain pro-forma financial information to restate certain costs of the transaction with IMS Health reported in the IMS Transaction 8-K.

          ii) On December 16, 1998, PMSI filed its Report on Form 8-K, dated December 15, 1998, in connection with the execution by PMSI of a definitive merger agreement with Quintiles Transnational Corp.

          iii) On February 12, 1999, PMSI filed its Report on Form 8-K, dated February 1, 1999, in connection with the redemption by PMSI of all its outstanding 6-1/4% Convertible Subordinated Debentures due 2003.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 15, 1999

                                          Pharmaceutical Marketing Services Inc.
                                          --------------------------------------



                                          By/s/   Raymund M. Davies
                                          Raymund M. Davies
                                          Chief Financial Officer

         On behalf of the registrant and as principal financial officer.

                                 EXHIBIT INDEX

          No.    Exhibit
          ---    -----------------------------------------
           27    Financial Data Schedule